Form 10-Q
period 1998-06-30
ALADDIN GAMING HOLDING LLC; ALADDIN CAPITAL CORP
filed 1998-08-14
CIK 1059127, 1059126

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:        June 30, 1998
                                    -----------------------------
                               OR


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                    -------------    ------------

Commission file number:      333-49717 and 333-49717-01
                       ------------------------------------------

                  ALADDIN GAMING HOLDINGS, LLC
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          NEVADA                                88-0379607
-----------------------------         ---------------------------
      (State or other                       (I.R.S. Employer
      jurisdiction of                      Identification No.)
     incorporation or
       organization)

831 Pilot Road, Las Vegas, Nevada                        89119
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                         (702) 736-7114
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                    ALADDIN CAPITAL CORPORATION
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          NEVADA                                88-0379606
-----------------------------         ---------------------------
      (State or other                       (I.R.S. Employer
      jurisdiction of                      Identification No.)
     incorporation or
       organization)

831 Pilot Road, Las Vegas, Nevada                       89119
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                         (702) 736-7114
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES       NO   X
                                                -------   -------

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

                  ALADDIN GAMING HOLDINGS, LLC

                         Not applicable

                   ALADDIN CAPITAL CORPORATION

   2,500 shares of common stock, no par value as of July 30, 1998.

                  ALADDIN GAMING HOLDINGS, LLC
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)

                              INDEX

                                                                   PAGE
                                                                   NO.
PART I          FINANCIAL INFORMATION                             ------

 Item 1.        Financial Statements

                Consolidated Balance Sheets -
                 June 30, 1998 and December 31, 1997..............   1

                Consolidated Statements of Operations -
                 For the three and six months ended June 30, 1998
                 and for the period from inception
                 (December 1, 1997) through June 30, 1998.........   2

                Consolidated Statements of Members'Equity -
                 For the six months ended June 30, 1998 and for
                 the period from inception (December 1, 1997)
                 through June 30, 1998............................   3

                Consolidated Statements of Cash Flows -
                 For the six months ended June 30, 1998 and for
                 the period from inception (December 1, 1997)
                 through June 30, 1998............................   4

                Notes to the Consolidated Financial Statements.... 5 - 7

 Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............. 8 - 13

 Item 3.        Quantitative and Qualitative Disclosures About
                 Market Risk......................................    13

PART II         OTHER INFORMATION

 Item 1.        Legal Proceedings.................................    14

 Item 2.        Changes in Securities and Use of Proceeds.........    14

 Item 3.        Defaults upon Senior Securities...................    14

 Item 4.        Submission of Matters to a Vote of Security
                 Holders..........................................    14

 Item 5.        Other Information.................................    14

 Item 6.        Exhibits and Reports on Form 8-K..................    14

Signatures      ..................................................    15

Exhibit Index   ..................................................    16

     PART I.   Financial Information

     ITEM 1.   FINANCIAL STATEMENTS

                  ALADDIN GAMING HOLDINGS, LLC
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)


                   CONSOLIDATED BALANCE SHEET
            AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                                                      June 30, 1998          December 31, 1997
                                                                     ---------------         -----------------
                                                                       (unaudited)
                             ASSETS
Current assets:
          Cash                                                       $    4,146,216          $        6,895
          Other current assets                                              676,732                       -
                                                                     ---------------         ---------------
       Total current assets                                               4,822,948                   6,895

Property and equipment:
          Land                                                           33,407,500                       -
          Furniture and equipment                                           608,340                       -
          Construction in progress                                       41,242,822                       -
          Capitalized interest                                            2,413,929                       -
                                                                     ---------------         ---------------
       Total property and equipment                                      77,672,591                       -
                                                                     ---------------         ---------------
Other assets:
          Restricted cash                                               274,741,353                       -
          Restricted land                                                 6,842,500                       -
          Other assets                                                    1,995,433                       -
          Debt issuance costs, net of accumulated
           amortization of $1,125,088 as of
           June 30, 1998                                                 35,999,019                       -
                                                                     ---------------         ---------------
       Total other assets                                               319,578,305                       -
                                                                     ---------------         ---------------

       Total assets                                                  $  402,073,844          $        6,895
                                                                     ===============         ===============
          LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
          Current maturities of long-term debt                       $      165,711          $            -
          Accounts payable                                                4,064,976                   1,245
          Payable to related parties                                      1,351,656                       -
          Obligation to transfer land                                     6,842,500                       -
          Accured expenses                                                2,848,756                       -
                                                                     ---------------         ---------------
       Total current liabilities                                         15,273,599                   1,245
                                                                     ---------------         ---------------
Long-term debt                                                          379,881,190                       -

Advances to purchase membership interests                                     2,850                   2,850

Members' equity:
          Common membership interest                                     28,607,979                   2,800
          Deficit Accumulated during the
           development stage                                            (21,691,774)                      -
                                                                     ---------------         ---------------
              Total members' equity                                       6,916,205                   2,800
                                                                     ---------------         ---------------
              Total liabilities and
              members' equity                                        $  402,073,844          $        6,895
                                                                     ===============         ===============


The accompanying notes are an integral part of this financial statement.

                  ALADDIN GAMING HOLDINGS, LLC
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)


              CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND FOR THE PERIOD
   FROM INCEPTION (DECEMBER 1, 1997) THROUGH JUNE 30, 1998


                                                                                       For the period
                                                  For the three      For the six     December 31, 1997
                                                  months ended       months ended   (inception) through
                                                  June 30, 1998      June 30, 1998     June 30, 1998
                                                   (Unaudited)       (Unaudited)        (Unaudited)
                                                 --------------     --------------   -----------------

Pre-opening costs                                $   2,821,277      $  14,284,205    $    14,284,205

Other (income) expense:
       Interest income                              (4,052,767)        (5,637,705)        (5,637,705)
       Interest expense                             11,071,474         15,459,203         15,459,203
       Less: Interest capitalized                   (1,869,646)        (2,413,929)        (2,413,929)
                                                 --------------     --------------   ----------------
          Total other (income) expense               5,149,061          7,407,569          7,407,569
                                                 --------------     --------------   ----------------


Net loss accumulated during the
  development stage                              $  (7,970,338)     $ (21,691,774)   $   (21,691,774)
                                                 ==============     ==============   ================


The accompanying notes are an integral part of this financial statement.

                  ALADDIN GAMING HOLDINGS, LLC
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)


           CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
        FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                      THROUGH JUNE 30, 1998
                           (UNAUDITED)

                                             Sommer         Aladdin Gaming      London Clubs
                                        Enterprises, LLC   Enterprises, LLC     Nevada, Inc.       GAI, LLC           Total
                                        ----------------   ----------------     ------------     ------------     -------------
BALANCE, DECEMBER 3, 1997                $           -      $           -       $         -      $         -       $         -

Members' contribution                              669                331                 -            1,800             2,800
                                         -------------      --------------      ------------     ------------      ------------

BALANCE, DECEMBER 31, 1997                         669                331                 -            1,800             2,800

Net loss accumulated during the
 development stage                         (10,195,133)        (5,422,944)       (5,422,944)        (650,753)      (21,691,774)

Members' contributions                     (47,317,023)        28,247,202        50,000,000                -        30,930,179

Members' equity costs                       (1,092,750)          (581,250)         (581,250)         (69,750)       (2,325,000)
                                         --------------     --------------      ------------     ------------      ------------

BALANCE, JUNE 30, 1998                   $ (58,604,237)     $  22,243,339       $43,995,806      $  (718,703)      $ 6,916,205
                                         ==============     ==============      ============     ============      ============


The accompanying notes are an integral part of this financial statement.

                  ALADDIN GAMING HOLDINGS, LLC
                  (A DEVELOPMENT STAGE COMPANY)


              CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND FOR THE PERIOD
     FROM INCEPTION (DECEMBER 1, 1997) THROUGH JUNE 30, 1998

                                                                                             For the period
                                                                                            December 1, 1997
                                                                 For the six month        (inception) through
                                                                ended June 30, 1998          June 30, 1998
                                                                    (Unaudited)               (Unaudited)
                                                               ---------------------    ---------------------


Cash Flows used for investing activities:

     Cash used in operating activities                         $      (9,433,601)       $     (9,433,601)
                                                               ------------------       -----------------
Cash flows from investing activities:
     Payments for construction in progress, furniture,
            equipment and capitalized interest                       (36,718,115)            (36,718,115)
     Increase in restricted cash                                    (274,741,353)           (274,741,353)
                                                               ------------------       -----------------
Net cash used in investing activities                               (311,459,468)           (311,459,468)
                                                               ------------------       -----------------
Cash flows from financing activities:
     Proceeds from issuance of notes                                 100,047,100             100,047,100
     Proceeds from long-term debt                                    274,000,000             274,000,000
     Repayment of long-term debt                                         (88,282)                (88,282)
     Debt issuance costs                                             (37,124,107)            (37,124,107)
     Members' contributions                                           65,000,000              65,002,800
     Payment of debt on contributed land                             (74,477,321)            (74,477,321)
     Members' equity costs                                            (2,325,000)             (2,325,000)
     Payable to related parties                                                -                   1,245
     Advances to purchase membership
            Interests                                                          -                   2,850
                                                               ------------------       -----------------
Net cash provided by financing activities                            325,032,390             325,039,285
                                                               ------------------       -----------------

Net increase in cash                                                   4,139,321               4,146,216

Cash at the beginning of the period                                        6,895                       -
                                                               ------------------       -----------------
Cash at the end of the period                                  $       4,146,216        $      4,146,216
                                                               ==================       =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid for interest, net of amount capitalized              $       3,935,793        $      3,935,793

Non-cash investing and financing activities:
     Members' contributions - book value
            Land                                                      33,407,500              33,407,500
            Construction in progress                                   7,000,000               7,000,000
     Equipment acquired equal to assumption of debt                      546,976                 546,976


The accompanying notes are an integral part of this financial statement.

                  ALADDIN GAMING HOLDINGS, LLC
                        and SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998

1.   ORGANIZATION AND BUSINESS

     Aladdin Gaming Holdings, LLC, a Nevada limited-liability company ("Gaming Holdings"), was established on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming
Enterprises, Inc. (25%), a Nevada corporation, Sommer Enterprises, LLC (72%), a Nevada limited-liability company, and GAI, LLC (3%), a Nevada limited-liability company. On February 26, 1998, London Clubs International plc, through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50.0 million for a 25% interest of Gaming Holdings common membership interests. Sommer Enterprises, LLC contributed a portion of land for common membership interests in Gaming Holdings. Aladdin Gaming Enterprises, Inc. ("Gaming Enterprises") contributed a portion of land, $7.0 million of predevelopment costs and $15.0 million in cash for common membership interests in Gaming Holdings. After the additional contributions, Sommer Enterprises, LLC owns 47% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings and GAI, LLC owns 3% of Gaming Holdings.

     Aladdin Holdings, LLC, a Delaware limited liability company ("Holdings"), indirectly holds a majority interest in Gaming Holdings. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer (the "Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited-liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

     Distributions   shall  be  made  in  accordance   with   the
respective ownership interests subject to the Company's operating agreement.

     Gaming Holdings, through its subsidiaries, plans to develop, construct and operate a new hotel and casino, the Aladdin Hotel and Casino (the "Aladdin"), as the centerpiece of an approximately 35 acre world-class resort, casino and entertainment complex in Las Vegas, Nevada. The resort will be located at the center of Las Vegas Boulevard.

2.   PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The  consolidated financial statements include the  accounts
of   Gaming  Holdings  and  its  subsidiaries.   All  significant
intercompany   accounts  and  transactions  are   eliminated   in
consolidation.

     Gaming  Holding's  wholly  owned  subsidiaries  are  Aladdin
Capital  Corp.,  a  Nevada corporation, and Aladdin  Gaming,  LLC
("Gaming") a Nevada limited-liability company.

3.   PREOPENING COSTS

     Preopening costs are expensed in the period during which they are incurred. Preopening costs include, but are not limited to, salary related expenses for new employees and management opening team, travel and lodging expenses, training costs, advertising and marketing and all temporary facilities costs (i.e. rent, insurance, utilities, etc.).

4.   INCOME TAXES

     The  Company will file federal information tax returns only.
Each member reports taxable income or loss on their respective tax returns.

5.   PURCHASE OF RESTRICTED MEMBERSHIP INTERESTS

     Certain members of Gaming Holdings' executive management have purchased unvested restricted membership interests, in aggregate, of 4.75% of Gaming Holdings. These membership interests will vest 25% on the opening of the Aladdin and 25% on each successive annual anniversary. As of June 30, 1998, none of these membership interests had vested.

6.   PRIVATE OFFERING

     On February 26, 1998, Gaming Holdings, Aladdin Capital Corp. ("Capital" together with Gaming Holdings, "Issuers") and Gaming Enterprises consummated a private offering ("Offering") under Rule 144A of the Securities Act of 1933. The private offering consisted of 221,500 units ("Units"), each unit consisting of (i) $1,000 principal amount of maturity of 13 1/2% Senior Discount Notes due 2010 ("Notes") of Gaming Holdings and Capital and
(ii) 10 Warrants ("Warrants") to purchase 10 shares of Class B non-voting Common Stock, no par value, of Gaming Enterprises.

      The initial accreted value of the Notes was $519.40 per $1,000 principal amount at maturity of the Notes. The Notes will mature on March 1, 2010. The Notes will accrete at 13 1/2% (computed on a semi-annual bond equivalent basis) based on the initial accreted value, calculated from February 26, 1998. Cash interest on the Notes will not accrue prior to March 1, 2003. Thereafter, cash interest on the Notes will accrue at the rate of 13 1/2% per annum based on the accreted value at maturity of the Notes and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003.

      The Notes are secured by a first priority pledge of all amounts held in a segregated construction disbursement account (the "Note Construction Disbursement Account") and by a first priority pledge of all the issued and outstanding Series A Preferred Interests of Aladdin Gaming, LLC held by Gaming Holdings. As of June 30, 1998, all of the funds in the Note Construction Disbursement Account had been disbursed to pay certain previously existing indebtedness, certain fees, expenses and construction costs.

      The Indenture to the Notes contains certain covenants that (subject to certain exceptions) restrict the ability of the Issuers and certain of their subsidiaries to, among other things:
(i) make restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) incur liens; (iv) pay dividends or make other distributions; (v) enter into mergers or consolidations; (vi) enter into certain transactions with affiliates or (vii) enter into new lines of business.

7.   LONG-TERM DEBT

     On February 26, 1998, Aladdin Gaming, LLC entered into a $410.0 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders. The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136.0 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114.0 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160.0 million and matures ten years after the borrowing date. The Term B Loan and the Term C Loan were funded by the lenders on February 26, 1998 and the funds are held by Gaming for the future development of the Aladdin. The

Term B Loan and the Term C Loan proceeds could not be utilized until the proceeds from the Notes were completely exhausted. As of June 30, 1998, 100% of the Note proceeds had been utilized and approximately $2.0 million had been drawn down on the Term B loan and $2.8 million had been drawn down on the Term C loan. The Term A loan has not been funded.

      The  Company  pays interest on the term loans  as  follows:
Term A Loan, LIBOR plus 300 basis points until the Aladdin commences operations, then LIBOR plus an amount between 150 basis points and 275 basis points depending upon the Company's EBITDA results; Term B Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 350 basis points once the funds are utilized for the construction of the Aladdin; and Term C Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 400 basis points once the funds are utilized for the construction of the Aladdin. The Company has entered into various hedge arrangements for the LIBOR as follows: (a) until Aladdin commences operation, for the Term A Loan and the Term B Loan LIBOR is fixed at 5.883% and for the Term C Loan LIBOR is fixed at 6.485%; and (b) once the Aladdin has commenced operations, for the Term A Loan and Term B Loan, the maximum LIBOR is 7.00% and the minimum is 5.65%, and for the Term C Loan, the LIBOR has been fixed at 6.485%. The hedge arrangements for the Term A Loan and Term B Loan are in place until the respective loan maturity date and for the Term C Loan the hedge arrangements are cancelable at the call date of March 2003. No principal repayments are required prior to the opening of the Aladdin.

      On June 30, 1998, the Company entered into FF&E financing which provides for operating lease financing of up to $60.0 million and term loan facility of $20.0 million to obtain gaming equipment and other specified equipment. Funding under the FF&E financing is available beginning six months prior to the construction completion date of the Aladdin. Repayment of principal and interest is due in quarterly installments upon the construction completion date of the Aladdin. The term of the operating lease financing is 36 months (with the Company having two, one year options to renew) and the term of the loan facility is five years. The interest rate from the funding date until the construction of the Aladdin is completed is either 30-day LIBOR plus 478 basis points or Prime Rate plus 275 basis points. After the construction completion date, the interest rate shall be the 90-day LIBOR plus 478 basis points.

8.   RESTRICTED LAND

     Approximately 12.4 acres of land was deeded to Aladdin Gaming, LLC on February 26, 1998, with an obligation to transfer such land to Aladdin Bazaar, LLC at a future date. Aladdin
Bazaar, LLC intends to construct and operate a themed entertainment shopping mall and a 4,800-space car parking facility (the "Mall Project"). The Mall Project is expected to be an integral part of the Aladdin entertainment complex.

9.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130, during the three-month period ended March 31,1998 and has determined that such adoption will not result in comprehensive income different from net income as reported in the accompanying financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.

Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

DEVELOPMENT ACTIVITIES

     Aladdin Gaming Holdings, LLC, a Nevada limited-liability company ("Gaming Holdings"), was established on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming
Enterprises, Inc. (25%), a Nevada corporation, Sommer Enterprises, LLC (72%), a Nevada limited-liability company, and GAI, LLC (3%), a Nevada limited-liability company. On February 26, 1998, London Clubs International plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50.0 million for a 25% interest of Gaming Holdings common membership interests. Sommer Enterprises, LLC contributed a portion of land for common membership interests in Gaming Holdings. Aladdin Gaming Enterprises, Inc. ("Gaming Enterprises") contributed a portion of land, $7.0 million of predevelopment costs and $15.0 million in cash for common membership interests in Gaming Holdings. After the additional contributions, Sommer Enterprises, LLC owns 47% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings and GAI, LLC owns 3% of Gaming Holdings.

     Aladdin Holdings, LLC, a Delaware limited-liability company ("Holdings"), indirectly holds a majority interest in Gaming Holdings. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited-liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

     Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corporation ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes ("Notes"). Capital will not have any material operations or assets and will not have any revenues.

      The operations of Gaming Holdings and its subsidiaries, collectively known as "the Company", have been limited to the design, development, financing and construction of a new hotel and casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35 acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location at the center of the Las Vegas Boulevard ("Strip"). The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms, an approximately 116,000 square foot casino, an approximately 1,400-seat production showroom and seven restaurants. The casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the casino will be a 15,000 square foot luxurious gaming section that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 522,000 square feet of retail space ("Desert Passage"); (iii) a second hotel and casino with a music and entertainment theme, expected to be known as "Sound Republic Hotel Casino" ("Sound Republic");
(iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project will be separately owned by an affiliate of the Company and Sound Republic is expected to be owned 49% by the Company, with an option to acquire 50% of the project. The grand opening date for the Aladdin and the Mall Project is currently anticipated to occur during the spring of the year 2000, with the opening of the Sound Republic expected to occur within six months after the opening of the Aladdin.

RESULTS OF OPERATIONS

      The Company is in the development stage and has no significant operations to date. The Company has capitalized all qualifying construction costs except for a portion of the interest expense incurred during the period. Accordingly, the Company does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. The Company's operating expenses primarily have consisted of interest, amortization costs and expenses related to the Notes and the preopening costs of the Aladdin.

     The Company anticipates that its results of operations from inception to the grand opening of the Aladdin will be adversely affected by the expensing of pre-opening costs and interest not qualifying for capitalization and should not be indicative of future operations. Accordingly, historical results will not be indicative of future operating results. Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the Company's control. While the Company believes that the Aladdin will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit the Company to meet their payment obligations, including the Notes and other indebtedness, there can be no assurance with respect thereto.

      The Company recorded a net loss of approximately $8.0 million for the three months ended June 30, 1998 and approximately $21.7 million for the six months ended June 30, 1998. The loss was due to the preopening costs of the Aladdin and the interest, amortization costs and expenses related to the Notes.

MATERIAL CHANGES IN FINANCIAL CONDITION

      The $826.2 million necessary to fund the development, financing, construction and opening of the Aladdin will be derived from a combination of (i) borrowings of up to $410.0 million under the Bank Credit Facility (as defined below); (ii) operating lease and loan obligations aggregating $80 million under FF&E financing; (iii) equity contribution by LCNI of $50.0 million in cash, $7.0 million in pre-development costs incurred and $150.0 million appraised fair market value in land by Holdings and $115.0 million of gross proceeds from the Notes offering; and (iv) anticipated site work reimbursement of $14.2 million.

     The uses of such funds are budgeted at $826.2 million, which includes $295.6 million for the Aladdin's construction, $107.5 million for furniture, fixtures and equipment and gaming equipment, $135.0 million for land, $74.5 million to retire existing debt, and the balance for other preopening costs, working capital and financing costs. The uses of such funding are estimates, which the Company reviews on a periodic basis. There can be no assurances that these estimates will not change. The Company believes that the construction budget is reasonable and the Company has entered into a fixed or guaranteed maximum price contract (which is subject to price adjustments if the plans and specifications are changed) for the construction of a substantial portion of the Aladdin. Given the risks inherent in the construction process, however, actual construction costs may be higher.

      Through June 30, 1998 approximately $160.2 million had been expended on development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contributed to the Company, approximately $36.7 million in construction and capitalized interest, approximately $39.4 million in debt issuance and member equity costs, and approximately $9.6 million in preopening costs and net interest expense.

     On February 26, 1998, Gaming Holdings, Capital ("Issuers") and Gaming Enterprises, consummated a private offering ("Offering") under Rule 144A of the Securities Act of 1933. The private offering consisted of 221,500 units ("Units"), each unit consisting of (i) $1,000 principal amount of maturity of 13 1/2% Senior Discount Notes due 2010 ("Notes") of Gaming Holdings and Capital and (ii) 10 Warrants ("Warrants") to purchase 10 shares of Class B non-voting Common Stock, no par value, of Gaming Enterprises.

      The initial accreted value of the Notes was $519.40 per $1,000 principal amount at maturity of the Notes. The Notes will mature on March 1, 2010. The Notes will accrete at 13 1/2% (computed on a semi-annual bond equivalent basis) based on the initial accreted value, calculated from February 26, 1998. Cash interest on the Notes will not accrue prior to March 1, 2003. Thereafter, cash interest on the Notes will accrue at the rate of 13 1/2% per annum based on the accreted value at maturity of the Notes and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003.

      The Notes are secured by a first priority pledge of all of the issued and outstanding Series A preferred member interests of Aladdin Gaming. As of June 30, 1998, all of the proceeds from the Offering have been distributed to repay certain previously existing indebtedness, construction costs and certain fees and expenses.

      The Indenture to the Notes contains certain covenants that (subject to certain exceptions) restrict the ability of the Issuers and certain of their subsidiaries to, among other things:
(i) make restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) incur liens; (iv) pay dividends or make other distributions; (v) enter into mergers or consolidations; (vi) enter into certain transactions with affiliates or (vii) enter into new lines of business.

     On February 26, 1998, Aladdin Gaming, LLC entered into a $410.0 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders. The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136.0 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114.0 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160.0 million and matures ten years after the borrowing date. The Term B Loan and the Term C Loan were funded by the lenders on February 26, 1998 and the funds are held by Gaming in a cash collateral account for the future development of the Aladdin. The Term B Loan and the Term C Loan proceeds could not be utilized until the proceeds from the Notes were completely exhausted. As of June 30, 1998 all of the $115.0 million of the Note proceeds had been utilized. The proceeds from the Term B
Loan and Term C Loan have been funded and the funds placed in a cash collateral account from which the Company withdraws amounts monthly. As of June 30, 1998, approximately $2.0 million of the Term B Loan had been drawn down from the cash collateral account and approximately $2.8 million of the Term C Loan had been drawn down from the cash collateral account; and Term A loan had not been funded.

     The  Company  pays  interest on the term loans  as  follows:
Term A Loan, LIBOR plus 300 basis points until the Aladdin commences operations, then LIBOR plus an amount between 150 basis points and 275 basis points depending upon the Company's EBITDA results; Term B Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 350 basis points once the funds are utilized for the construction of the Aladdin; and Term C Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 400 basis points once the funds are utilized for the construction of the Aladdin. The Company has entered into various hedge arrangements for the LIBOR as follows: (a) until Aladdin commences operation, for the Term A Loan and the Term B Loan LIBOR is fixed at 5.883% and for the Term C Loan LIBOR is fixed at 6.485%; and (b) once the Aladdin has commenced operations, for the Term A Loan and Term B Loan, the maximum LIBOR is 7.00% and the minimum is 5.65%, and for the Term C Loan, the LIBOR has been fixed at 6.485%. The hedge arrangements for the Term A Loan and Term B Loan are in place until the respective loan maturity date and for the Term C Loan the hedge arrangements are cancelable at the call date of March 2003. No principal repayments are required prior to the opening of the casino.

      On June 30, 1998, the Company entered into FF&E financing which provides for operating lease financing of up to $60.0 million and term loan facility of $20.0 million to obtain gaming equipment and other specified equipment. Funding under the FF&E financing is available beginning six months prior to the construction completion date of the Aladdin. Repayment of principal and interest is due in quarterly installments upon the construction completion date of the Aladdin. The term of the operating lease financing is 36 months (with the Company having two, one year options to renew) and the term of the loan facility is five years. The interest rate from the funding date until the construction of the Aladdin is completed is either the 30-day LIBOR plus 478 basis points or the Prime Rate (as defined) plus 275 basis points. After the construction completion date, the interest rate shall be the 90-day LIBOR plus 478 basis points.

     London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), a subsidiary of the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. The holders of the Notes are not party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guarantee for the benefit of the Noteholders ("Noteholder Completion Guaranty"), under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

     London Clubs, Holdings and Bazaar Holdings have entered into the Keep-Well Agreement for the benefit of the bank lenders. Pursuant to the Keep-Well Agreement, London Clubs, Holdings and Bazaar Holdings have agreed to contribute funds to the Company to ensure the Company's compliance with certain financial ratios and other requirements under the Bank Credit Facility for the period up to the earlier of the date on which the Company complies with all the financial covenants set forth in the Bank Credit Facility for six consecutive quarterly periods from and after the Conversion Date or the date on which the aggregate outstanding principal amounts of the Bank Credit Facility are reduced below certain amounts and prior to certain dates, subject to certain conditions.

      In connection with the development of the Mall Project, Aladdin Bazaar, LLC, will only reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar, LLC is obligated to spend no more than $36.0 million for a car park associated with the Aladdin project. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar, LLC (i) a $3.2 million fee per year for a term of 99 years, which is adjusted annually pursuant to a consumer price index-based formula, for usage of the car park and (ii) the Company's proportionate share of the operating costs associated therewith.

     The funds provided by the funding transactions are expected to be sufficient to develop, complete and commence operations of the Aladdin, assuming no delays or construction cost overruns, which are not covered by the $31.8 million contingency or Fluor Corporation and/or its subsidiary Fluor Daniel, the design/builder for the Aladdin. As of June 30, 1998, the Company expended approximately $1.8 million of the contingency. It is not expected that additional external funding will need to be obtained in order to develop and commence the operations of the Aladdin. However, there can be no assurance that such funds will be sufficient for the development, construction and commencement of the Aladdin.

     Following the commencement of operations of the Aladdin, the Company expects to fund its operating, debt service and capital needs, as currently contemplated, with $15.0 million of working capital from the funding transactions and operating cash flows. In addition, upon the opening of the Aladdin, the Company is expected to have an aggregate of $10.0 million available under a working capital facility. Although no additional financing is contemplated, the Company will seek, if necessary and to the extent permitted under the Note Indenture and the terms of the Bank Credit Facility, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. There can also be no assurance that estimates by the Company of its reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

YEAR 2000

     The Company and its subsidiaries are development stage companies that are developing, constructing, and upon completion (currently anticipated to occur in the spring of the year 2000), will operate a hotel casino. The selection of software applications, hardware and other technology currently in use principally occurred within the last twelve months. The only computer systems in place at the current time are several financial applications, word processing and an internal e-mail system that are Year 2000 compliant. Accordingly, it is not expected that the Company will incur significant amounts, if any, to modify its systems for Year 2000 compliance.

     The Company has requested representations regarding Year 2000 compliance from Fluor Corporation and/or its subsidiary Fluor Daniel, the design/builder for the Aladdin (the "Design/Builder"), and through Design/Builder will seek similar representations of the other contractors and subcontractors for the construction of the Aladdin (collectively, the "Contractors") to assess the impact of Year 2000 noncompliance on the construction of the Aladdin. Construction delays will have a significant impact on the financial results of the Company. Notwithstanding, the Company has entered into a guaranteed maximum price contract with the Design/Builder for the construction of the Aladdin that contains liquidated damages provisions in the event that the substantial completion of the construction of the Aladdin is not completed by the contract time, as defined by, and adjusted pursuant to, the Design/Build Contract. There can be no assurance that the systems of the Contractors or other companies on which the Company may rely, such as vendors, will be properly converted before the Year 2000 and that failure to convert by another company will not have an adverse effect on the Company's operations.

START-UP ACTIVITIES

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred. SOP 98-5 permits early adoption in fiscal years for which annual financial statements have not yet been issued.

      Effective January 1, 1998 the Company has adopted the provisions of SOP 98-5.

CERTAIN FORWARD LOOKING STATEMENTS

      Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements relating to plans for future operations, construction and development, other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK.

      As of June 30, 1998, the Company did not hold any investments in market risk sensitive instruments.

PART II   Other Information

Item 1.   LEGAL PROCEEDINGS

     Not Applicable

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable

     (b)  On  July  24, 1998,  Aladdin  Gaming Holdings, LLC  and
Aladdin Capital Corp. (collectively, "Company") offered ("Exchange Offer"), subject to certain terms and conditions, to exchange $1,000 in principal amount of its 13 1/2% Series B Senior Discount Notes due 2010 ("New Notes") for each $1,000 in principal amount of its outstanding 13 1/2% Series A Senior Discount Noted due 2010 ("Old Notes"), of which an aggregate principal amount of $221.5 million is outstanding.

     Under the terms of the Exchange Offer, the Company agreed to accept for exchange any and all Old Notes that are validly tendered prior to 5:00 p.m., New York City time, on August 25, 1998, unless extended. The Exchange Offer is subject to the terms and provisions of the Note Registration Rights Agreement, dated February 26, 1998, among the Company, Merrill Lynch, Pierce Fenner & Smith Incorporated, Credit Suisse First Boston
Corporation,  CIBC  Oppenheimer Corp. and Scotia  Capital  Market
(USA) Inc.

     The Old Notes were, and the New Notes will also be, issued pursuant to an Indenture, dated February 26, 1998, among the Company and State Street Bank and Trust Company, as trustee. The terms of the New Notes are identical in all material respects to the Old Notes, except that the Old Notes (but not the New Notes) provide that the certain liquidated damages if a registration statement has not been filed or is not effective by a certain deadline, liquidated damages will accrue.

Item 3.   DEFAULTS UPON SENIOR SECURTITIES

     Not Applicable

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

Item 5.   OTHER INFORMATION

     Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.01     Facilities Agreement between General Electric
                    Capital Corporation and Aladdin Gaming, LLC dated June 26, 1998.

          10.02 Intercreditor Agreement by and among The Bank of Nova Scotia, General Electric Capital
                    Corporation and Aladdin Gaming, LLC dated as of June 30, 1998.

           27.01    Financial Data Schedule.

     (b)  Reports on Form 8-K

          None

                           SIGNATURES

     Pursuant  to  the  requirements of  the  Securities Exchange
Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   ALADDIN GAMING HOLDINGS, LLC

August 14, 1998                    By:  /s/ Richard J. Goeglein
                                        -------------------------
                                        Richard J. Goeglein,
                                        President and Chief
                                        Executive Officer

August 14, 1998                    By:  /s/ Cornelius T. Klerk
                                        -------------------------
                                        Cornelius T. Klerk,
                                        Senior Vice President and
                                        Chief Financial Officer


                                   ALADDIN CAPITAL CORPORATION

August 14, 1998                    By:  /s/ Richard J. Goeglein
                                        -------------------------
                                        Richard J. Goeglein,
                                        Chief Executive Officer

August 14, 1998                    By:  /s/ Cornelius T. Klerk
                                        -------------------------
                                        Cornelius T. Klerk,
                                        Senior Vice President and
                                        Chief Financial Officer

                          EXHIBIT INDEX

                                                            PAGE
EXHIBIT NO. DESCRIPTION                                     NO.
----------- -----------                                     ---

10.01       Facilities Agreement between General Electric    17
            Capital Corporation and Aladdin Gaming, LLC dated June 26, 1998.

10.02       Intercreditor Agreement by and among The Bank   200
            of  Nova  Scotia,  General  Electric  Capital
            Corporation and Aladdin Gaming, LLC dated as of June 30, 1998.

27.01       Financial Data Schedule.                        235