Form 10-Q
period 1998-09-30
ALADDIN GAMING HOLDING LLC; ALADDIN CAPITAL CORP
filed 1998-11-16
CIK 1059127, 1059126

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:    September 30, 1998
                                        ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                     to
                                     ------------------      ------------------


Commission file number:                333-49717 and 333-49717-01
                        -------------------------------------------------------

                          ALADDIN GAMING HOLDINGS, LLC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                      88-0379607
---------------------------------       ---------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                           89119
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                              (702) 736-7114
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                             ALADDIN CAPITAL CORP.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           NEVADA                                       88-0379606
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                        89119
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                            (702) 736-7114
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES    X      NO
                                                     ---------     ---------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

                          ALADDIN GAMING HOLDINGS, LLC

                                 Not applicable

                              ALADDIN CAPITAL CORP.

         2,500 shares of common stock, no par value as of October 31, 1998.

                          ALADDIN GAMING HOLDINGS, LLC
                                 AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX


                                                                                                     PAGE NO.
                                                                                                   ------------
PART I             FINANCIAL INFORMATION

   Item 1.         Financial Statements

                   Consolidated Balance Sheets -
                     September 30, 1998 and December 31, 1997......................................       1

                   Consolidated Statements of Operations -
                     For the three and nine months ended September 30, 1998 and for the
                     period from inception (December 1, 1997) through September 30, 1998...........       2

                   Consolidated Statement of Members' Equity
                     For the period from inception (December 1, 1997) through
                     September 30, 1998............................................................       3

                   Consolidated Statements of Cash Flows -
                     For the nine months ended September 30, 1998 and for the period
                     from inception (December 1, 1997) through September 30, 1998..................       4

                   Notes to the Consolidated Financial Statements..................................     5 - 9

   Item 2.         Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.........................................................    10 - 15

   Item 3.         Quantitative and Qualitative Disclosures About Market Risk......................      15

PART II            OTHER INFORMATION

   Item 1.         Legal Proceedings...............................................................      16

   Item 2.         Changes in Securities and Use of Proceeds.......................................      16

   Item 3.         Defaults upon Senior Securities.................................................      16

   Item 4.         Submission of Matters to a Vote of Security Holders.............................      16

   Item 5.         Other Information...............................................................      16

   Item 6.         Exhibits and Reports on Form 8-K................................................      16

Signatures         ................................................................................      17

Exhibit Index      ................................................................................      18


PART I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                    ALADDIN GAMING HOLDINGS, LLC
                          AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEET
           AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                                September 30, 1998           December 31, 1997
                                                                ------------------           -----------------
                                                                    (unaudited)
               ASSETS
Current assets:
      Cash                                                   $              2,175,116    $                 6,895
      Other current assets                                                    717,426                         --
                                                             -------------------------   ------------------------
          Total current assets                                              2,892,542                      6,895
                                                             -------------------------   ------------------------
Property and equipment:
      Land                                                                 33,407,500                         --
      Furniture and equipment                                                  79,452                         --
      Construction in progress                                             60,229,365                         --
      Capitalized interest                                                  4,940,752                         --
                                                             -------------------------    -----------------------
                                                                           98,657,069                         --
      Less accumulated depreciation                                             4,637                         --
                                                             -------------------------    -----------------------
                                                                           98,652,432                         --
                                                             -------------------------    -----------------------

Other assets:
      Restricted cash                                                     255,255,113                         --
      Restricted land                                                       6,842,500                         --
      Other assets                                                          2,057,905                         --
      Debt issuance costs, net of accumulated
          amortization of $1,967,676 as of
          September 30, 1998                                               35,177,917                         --
                                                             -------------------------    -----------------------
          Total other assets                                              299,333,435                         --
                                                             -------------------------    -----------------------
                                                             $            400,878,409     $                6,895
                                                             -------------------------    -----------------------
                                                             -------------------------    -----------------------
      LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
      Accounts payable                                                      8,702,628                         --
      Payable to related parties                                            2,503,574                      1,245
      Obligation to transfer land                                           6,842,500                         --
      Accrued expenses                                                      3,217,902                         --
                                                             -------------------------    -----------------------
          Total current liabilities                                        21,266,604                      1,245
                                                             -------------------------    -----------------------

Long-term debt:                                                           383,857,381                         --

Advances to purchase membership interests                                       2,850                      2,850

Members' equity:
      Common membership interest                                           28,607,979                      2,800
      Deficit Accumulated during the development stage                   (32,856,405)                         --
                                                             -------------------------     ----------------------
          Total members' equity                                            (4,248,426)                     2,800
                                                             -------------------------     ----------------------
                                                             $            400,878,409      $               6,895
                                                             -------------------------     ----------------------
                                                             -------------------------     ----------------------

    The accompanying notes are an integral part of this financial statement.

                         ALADDIN GAMING HOLDINGS, LLC
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997) THROUGH SEPTEMBER 30, 1998

                                                                                                          For the period
                                                   For the three months       For the nine months        December 1, 1997
                                                    ended September 30,       ended September 30,       (inception) through
                                                           1998                      1998               September 30, 1998
                                                        (Unaudited)               (Unaudited)               (Unaudited)
                                                   ----------------------    ----------------------    ----------------------
Pre-opening costs                                  $           6,140,992     $          20,425,197     $          20,425,197

Other (income) expense:
       Interest income                                        (3,664,361)               (9,302,066)               (9,302,066)
       Interest expense                                       11,214,823                26,674,026                26,674,026
       Less:  Interest capitalized                            (2,526,823)               (4,940,752)               (4,940,752)
                                                   ----------------------    ----------------------    ----------------------
             Total other (income) expense                      5,023,639                12,431,208                12,431,208
                                                   ----------------------    ----------------------    ----------------------

Net loss accumulated during the
    development stage                              $          11,164,631     $          32,856,405     $          32,856,405
                                                   ----------------------    ----------------------    ----------------------
                                                   ----------------------    ----------------------    ----------------------


    The accompanying notes are an integral part of this financial statement.

                        ALADDIN GAMING HOLDINGS, LLC
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
              FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                         THROUGH SEPTEMBER 30, 1998
                                 (UNAUDITED)

                                        Sommer
                                     Enterprises,       Aladdin Gaming        London Clubs
                                          LLC          Enterprises, LLC       Nevada, Inc.           GAI, LLC             Total
                                   ----------------   -----------------   -------------------   ------------------   ---------------
BALANCE, DECEMBER 1, 1997          $            --    $             --    $               --    $              --    $           --

Members' contribution                          669                 331                    --                1,800             2,800
                                   ----------------   -----------------   -------------------   ------------------   ---------------
BALANCE, DECEMBER 31, 1997                     669                 331                    --                1,800             2,800

Net loss accumulated during the
    development stage                  (15,442,511)         (8,214,101)           (8,214,101)            (985,692)      (32,856,405)

Members' contributions                 (47,317,023)         28,247,202            50,000,000                   --        30,930,179

Members' equity costs                   (1,092,750)           (581,250)             (581,250)             (69,750)       (2,325,000)
                                   ----------------   -----------------   --------------------  ------------------   ---------------
BALANCE, SEPTEMBER 30, 1998        $   (63,851,615)   $     19,452,182    $       41,204,649    $      (1,053,642)   $   (4,248,426)
                                   ----------------   -----------------   --------------------  ------------------   ---------------
                                   ----------------   -----------------   --------------------  ------------------   ---------------

    The accompanying notes are an integral part of this financial statement.

                       ALADDIN GAMING HOLDINGS, LLC
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND FOR THE PERIOD
       FROM INCEPTION (DECEMBER 1, 1997) THROUGH SEPTEMBER 30, 1998

                                                                                                     For the period December 1,
                                                                      For the nine months ended       1997 (inception) through
                                                                         September 30, 1998               September 30, 1998
                                                                             (Unaudited)                    (Unaudited)
                                                                    ------------------------------   ---------------------------
Cash Flows used for investing activities:

     Cash used in operating activities                              $                 (14,382,461)    $             (14,382,461)
                                                                    ------------------------------   ---------------------------
Cash flows from investing activities:
     Payments for construction in progress, furniture,
            equipment and capitalized interest                                        (52,746,414)                  (52,746,414)
     Increase in restricted cash                                                     (255,255,113)                 (255,255,113)
                                                                    ------------------------------   ---------------------------
Net cash used in investing activities                                                (308,001,527)                 (308,001,527)
                                                                    ------------------------------   ---------------------------
Cash flows from financing activities:
     Proceeds from issuance of notes                                                  100,047,100                   100,047,100
     Proceeds from long-term debt                                                     274,000,000                   274,000,000
     Repayment of long-term debt                                                         (546,976)                     (546,976)
     Debt issuance costs                                                              (37,145,594)                  (37,145,594)
     Members' contributions                                                            65,000,000                    65,002,800
     Payment of debt on contributed land                                              (74,477,321)                  (74,477,321)
     Members' equity costs                                                             (2,325,000)                   (2,325,000)
     Payable to related parties                                                                --                         1,245
     Advances to purchase membership interests                                                 --                         2,850
                                                                    ------------------------------   ---------------------------
Net cash provided by financing activities                                             324,552,209                   324,559,104
                                                                    ------------------------------   ---------------------------

Net increase in cash                                                                    2,168,221                     2,175,116

Cash at the beginning of the period                                                         6,895                            --
                                                                    ------------------------------   ---------------------------
Cash at the end of the period                                       $                   2,175,116    $                2,175,116
                                                                    ------------------------------   ---------------------------
                                                                    ------------------------------   ---------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest, net of amount capitalized                   $                   8,228,185    $                8,228,185

Non-cash investing and financing activities:
     Members' contributions -- book value
            Land                                                                       33,407,500                    33,407,500
            Construction in progress                                                    7,000,000                     7,000,000
     Equipment acquired equal to assumption of debt                                       546,976                       546,976
     Increase in construction payables                                                  4,956,180                     4,956,180


    The accompanying notes are an integral part of this financial statement.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1.       ORGANIZATION AND BUSINESS

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), was established on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming Enterprises, Inc., a Nevada corporation, (25%); Sommer Enterprises, LLC, a Nevada limited liability company, (72%); and GAI, LLC, a Nevada limited liability company, (3%). On February 26, 1998, London Clubs International plc, through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50.0 million for a 25% interest of Gaming Holdings common membership interests. Sommer Enterprises, LLC contributed a portion of land for common membership interests in Gaming Holdings. Aladdin Gaming Enterprises, Inc. ("Gaming Enterprises") contributed a portion of land, $7.0 million of predevelopment costs and $15.0 million in cash for common membership interests in Gaming Holdings. After the additional contributions, Sommer Enterprises, LLC owns 47% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings and GAI, LLC owns 3% of Gaming Holdings.

         Aladdin Holdings, LLC, a Delaware limited liability company ("Holdings"), indirectly holds a majority interest in Gaming Holdings. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer (the "Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW") which holds a 5% interest in Holdings.

         Distributions shall be made in accordance with the respective ownership interests subject to the Company's operating agreement.

         Gaming Holdings, through its subsidiaries, plans to develop, construct and operate a new hotel and casino, the Aladdin Hotel and Casino (the "Aladdin"), as the centerpiece of an approximately 35 acre world-class resort, casino and entertainment complex in Las Vegas, Nevada. The resort will be located at the center of Las Vegas Boulevard. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Aladdin Music intends to construct a second hotel and casino with a music and entertainment theme ("Aladdin Music Project") on the southeast corner of the 35-acre parcel. Aladdin Music is currently seeking a joint venture partner for the Aladdin Music Project.

2.       PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of Gaming Holdings and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

         Gaming Holding's wholly owned subsidiaries are Aladdin Capital Corp., a Nevada corporation, Aladdin Gaming, LLC, a Nevada limited liability company ("Gaming"), Aladdin Music Holdings, LLC, a Nevada limited liability company, and Aladdin Music, LLC, a Nevada limited liability company.

         The accompanying unaudited consolidated financial statements contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim period. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

3.       PRE-OPENING COSTS

         Pre-opening costs are expensed in the period during which they are incurred. Pre-opening costs include, but are not limited to, salary related expenses for new employees and management opening team, travel and lodging expenses, training costs, advertising and marketing, organization costs and all temporary facilities costs (i.e. rent, insurance, utilities, etc.).

4.       INCOME TAXES

         The Company will file federal information tax returns only. Each member reports taxable income or loss on their respective tax returns.

5.       PURCHASE OF RESTRICTED MEMBERSHIP INTERESTS

         Certain members of Gaming Holdings' executive management have purchased unvested restricted membership interests, in aggregate, of 4.75% of Gaming Holdings. These membership interests will vest 25% on the opening of the Aladdin and 25% on each successive annual anniversary. As of September 30, 1998, none of these membership interests had vested.

6.       PRIVATE OFFERING

         On February 26, 1998, Gaming Holdings, Aladdin Capital Corp. ("Capital," and together with Gaming Holdings, "Issuers") and Gaming Enterprises consummated a private offering ("Offering") under Rule 144A of the Securities Act of 1933. The Offering consisted of 221,500 units ("Units"), each Unit consisting of (i) $1,000 principal amount of maturity of 13 1/2% Senior Discount Notes due 2010 ("Notes") of Gaming Holdings and Capital; and (ii) 10 Warrants ("Warrants") to purchase 10 shares of Class B non-voting Common Stock, no par value, of Gaming Enterprises. The Notes and the Warrants became separately transferable on July 23, 1998. The Warrants became exercisable on July 23, 1998, and will expire on March 1, 2010.

         On August 26, 1998, Gaming Holdings and Capital completed an exchange offer for 100% of the $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"), pursuant to a registration statement dated July 23, 1998. The Notes were exchanged for notes with substantially the same terms issued in a private placement on February 26, 1998.

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

         The Notes are secured by a first priority pledge of all the issued and outstanding Series A Preferred Interests of Aladdin Gaming, LLC held by Gaming Holdings. The Indenture to the Notes contains certain covenants that (subject to certain exceptions) restrict the ability of the Issuers and certain of their subsidiaries to, among other things: (i) make restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) incur liens; (iv) pay dividends or make other distributions; (v) enter into mergers or consolidations; (vi) enter into certain transactions with affiliates; or (vii) enter into new lines of business.

7.       LONG-TERM DEBT

         On February 26, 1998, Aladdin Gaming, LLC entered into a $410.0 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders. The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136.0 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114.0 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160.0 million and matures ten years after the borrowing date. The Term B Loan and the Term C Loan were funded by the lenders on February 26, 1998 and the funds are held by Gaming in the cash collateral account for the future development of the Aladdin. The Term B Loan and the Term C Loan proceeds could not be utilized until the proceeds from the Notes were completely exhausted. As of September 30, 1998, 100% of the Notes proceeds, approximately $10.2 million of the Term B loan and $8.7 million of the Term C loan had been utilized to develop and construct the Aladdin. The Term A loan has not been funded.

         The Company pays interest on the term loans as follows: Term A Loan, LIBOR plus 300 basis points until the Aladdin commences operations, then LIBOR plus an amount between 150 basis points and 275 basis points depending upon the Company's EBITDA results; Term B Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 350 basis points once the funds are utilized for the construction of the Aladdin; and Term C Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 400 basis points once the funds are utilized for the construction of the Aladdin. The Company has entered into various interest rate swaps to manage interest expense, which is subject to fluctuations due to the variable nature of LIBOR. The Company has interest rate swap agreements under which it pays a fixed interest rate and receives a variable interst rate. The interest rate swaps effectively convert the LIBOR into fixed rates of interest as follows: (a) until Aladdin commences operation, for the Term A Loan and the Term B Loan LIBOR is fixed at 5.883% and for the Term C Loan LIBOR is fixed at 6.485%; and (b) once the Aladdin has commenced operations, for the Term A Loan and Term B Loan, the maximum LIBOR is 7.00% and the minimum is 5.65%, and for the Term C Loan, the LIBOR has been fixed at 6.485%. The rate swaps for the Term A Loan and Term B Loan are in place until the respective loan maturity date and for the Term C Loan the hedge arrangements are cancelable at the call date of March 2003. No principal repayments are required prior to the opening of the Aladdin.

         The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company considers the risk of nonperformance by the counterparties to be minimal because the parties to the swap are predominantely members of the Company's bank group.

         Under the Credit Agreement, $25 million of the contingency funds is made available to the Company as a function of the project's percentage of construction complete. However, to enhance the quality of the project, the Company has committed to changes in the plans and specifications early in the project while the percentage of completion is low. In addition, the Company revised certain items of the project budget and adjusted the budget accordingly, including an increase to pre-opening costs. Thus, because financial commitments were made when the contingency funds were not yet available to pay for such changes, an out-of-balance of approximately $6.5 million ("Out-of-Balance") was created. While the Out-of-Balance is due to a timing difference that the Company believes will be resolved over time, the Credit Agreement nonetheless requires that Gaming fund such Out-of-Balance. London Clubs and the Sommer Trust are negotiating to post a letter of credit to fund such Out-of-Balance, which would require an amendment to the Credit Agreement. Management believes such amendment will be approved by the Lenders. As the Out-of-Balance is reduced, the amount of the letter of credit would be correspondingly reduced. In addition to amending other technical provisions of the Credit Agreement, the amendment would also revise the net worth requirement to reflect the accounting treatment requiring certain costs to be expensed rather than capitalized. If the Lenders do not approve a letter of credit to fund the Out-of-Balance and the other proposed amendments, or if Gaming, London Clubs and/or the Sommer Trust do not otherwise fund the Out-of-Balance, the Lenders will not disburse funds under the Credit Agreement. Any delay in the disbursement of funds under the Credit Agreement could result in delays to the project, which would materially and adversely impact the Company.

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

         The amendments to the Credit Agreement discussed above are also required for the Company's FF&E financing.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the various other reports which have been previously filed with the United States Securities and Exchange Commission ("SEC"), which may be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, NW, Washington, D.C. 20549 or at the SEC internet site address, http://www.sec.gov.

DEVELOPMENT ACTIVITIES

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), was established on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming Enterprises, Inc., a Nevada corporation (25%), Sommer Enterprises, LLC, a Nevada limited liability company (72%), and GAI, LLC, a Nevada limited liability company (3%). On February 26, 1998, London Clubs International plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50.0 million for a 25% interest of Gaming Holdings common membership interests. Sommer Enterprises, LLC contributed a portion of land for common membership interests in Gaming Holdings. Aladdin Gaming Enterprises, Inc. ("Gaming Enterprises") contributed a portion of land, $7.0 million of predevelopment costs and $15.0 million in cash for common membership interests in Gaming Holdings. After the additional contributions, Sommer Enterprises, LLC owns 47% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings and GAI, LLC owns 3% of Gaming Holdings.

         Aladdin Holdings, LLC, a Delaware limited liability company ("Holdings"), indirectly holds a majority interest in Gaming Holdings. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW") which holds a 5% interest in Holdings.

         Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes ("Notes"). Capital will not have any material operations or assets and will not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music").

         The operations of Gaming Holdings and its subsidiaries, collectively known as "the Company," have been primarily limited to the design, development, financing and construction of a new hotel and casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35 acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location at the center of the Las Vegas Boulevard ("Strip"). The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms, an approximately 116,000 square foot casino, an approximately 1,400-seat production showroom and seven restaurants. The casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the casino will be a 15,000 square foot luxurious gaming section that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 522,000 square feet of retail space ("Desert Passage"); (iii) a second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the

Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project will be separately owned by an affiliate of the Company and Aladdin Music is currently seeking a joint venture partner for the Aladdin Music Project. The grand opening date for the Aladdin and the Mall Project is currently anticipated to occur during the spring of the year 2000, with the opening of the Aladdin Music Project expected to occur within six months after the opening of the Aladdin assuming project financing and a joint venture partner are secured by the end of the first quarter 1999.

RESULTS OF OPERATIONS

         The Company is in the development stage and has no significant operations to date. The Company has capitalized all qualifying construction costs except for a portion of the interest expense incurred during the period. Accordingly, the Company does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. Capitalized costs include approximately $1.7 million related to Aladdin Music for design and architectural fees. The Company's operating expenses primarily have consisted of interest, amortization costs and expenses related to the Notes and pre-opening costs.

         The Company anticipates that its results of operations from inception to the grand opening of the Aladdin will be adversely affected by the expensing of pre-opening costs and interest not qualifying for capitalization and should not be indicative of future operations. Accordingly, historical results will not be indicative of future operating results. Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the Company's control. While the Company believes that the Aladdin will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit the Company to meet its payment obligations, including the Notes and other indebtedness, there can be no assurance with respect thereto.

         The Company recorded a net loss of approximately $11.2 million for the three months ended September 30, 1998 and approximately $32.9 million for the nine months ended September 30, 1998. The loss was due to pre-opening costs, interest expense amortization costs and expenses related to the Notes. The pre-opening costs include approximately $.7 million related to Aladdin Music.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Through September 30, 1998, approximately $181.5 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contributed to the Company, approximately $53.2 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $14.3 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

         On August 26, 1998, Gaming Holdings and Capital completed an exchange offer for 100% of the $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"), pursuant to a registration statement dated July 23, 1998. The Notes were exchanged for notes with substantially the same terms issued in a private placement on February 26, 1998. For further details on the Notes, please refer to "Note 6-Private Offering" of the Notes to Consolidated Financial Statements.

         Gaming has a $410.0 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders. The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of

$136.0 million and matures seven years after the initial borrowing date.
Term B Loan comprises a term loan of $114.0 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160.0 million and matures ten years after the borrowing date. As of September 30, 1998, approximately $10.2 million of the Term B Loan and approximately $8.7 million of the Term C Loan had been utilized to develop and construct the Aladdin. The Term A loan has not been funded. For further details on the Bank Credit Facility, please refer to "Note 7-Long Term Debt" of the Notes to Consolidated Financial Statements.

         The Company has operating lease financing of up to $60.0 million and term loan facility of $20.0 million to obtain gaming equipment and other specified equipment. For further details on the operating lease financing and term loan facility, please refer to "Note 7-Long Term Debt" of the Notes to Consolidated Financial Statements.

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

         London Clubs, Holdings and Bazaar Holdings have entered into the Keep-Well Agreement for the benefit of the lenders under the Bank Credit Facility. Pursuant to the Keep-Well Agreement, London Clubs, Holdings and Bazaar Holdings have agreed to contribute funds to the Company to ensure the Company's compliance with certain financial ratios and other requirements under the Bank Credit Facility for the period up to the earlier of the date on which the Company complies with all the financial covenants set forth in the Bank Credit Facility for six consecutive quarterly periods from and after the Conversion Date or the date on which the aggregate outstanding principal amounts of the Bank Credit Facility are reduced below certain amounts and prior to certain dates, subject to certain conditions.

         In connection with the development of the Mall Project, Aladdin Bazaar, LLC, will only reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar, LLC is obligated to spend no more than $36.0 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar, LLC (i) a $3.2 million fee per year for a term of 99 years, which is adjusted annually pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) the Company's proportionate share of the operating costs associated therewith.

         The funds provided by the Notes, Credit Agreement and owner contributions (collectively, "Funding Transactions") are expected to be sufficient to develop, complete and commence operations of the Aladdin, assuming no delays or construction cost overruns, which are (i) not covered by the $31.8 million contingency or (ii) Fluor Corporation and/or its subsidiary Fluor Daniel, are not responsible for pursuant to the Fluor Guaranty and the Design/Build Contract, respectively. As of September 30, 1998, the Company has utilized approximately $5.3 million of the contingency. Subject to the discussion below regarding the Credit Agreement, it is not expected that additional external funding will need to be obtained in order to develop and commence the operations of the Aladdin. However, there can be no assurance that such funds will be sufficient for the development, construction and commencement of the Aladdin.

         Following the commencement of operations of the Aladdin, the Company expects to fund its operating, debt service and capital needs, as currently contemplated, with $15.0 million of working capital from the funding transactions and operating cash flows. In addition, upon the opening of the

Aladdin, the Company is expected to have an aggregate of $10.0 million available under a working capital facility. Although no additional financing is contemplated, the Company will seek, if necessary and to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. There can also be no assurance that estimates by the Company of its reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

RECENT DEVELOPMENTS

         On November 11, 1998, the Company and Fluor Daniel, Inc. ("Fluor") entered into a letter of understanding ("Letter") whereby the parties agreed to negotiate the definitive terms of an amendment to the Design/Build Contract ("Contract") (which Contract is subject to price adjustments if the plans and specifications are changed) for the construction of the Aladdin. The Letter provides that such amendment would (i) convert the Contract from a $267 million guaranteed maximum price contract to a $265.29 million substantially lump sum price contract; (ii) increase Fluor's responsibilities for the project's scope within the lump sum amount and eliminate existing delay claims, estimated to be approximately $11 million in total; (iii) reaffirm the April 27, 2000 project completion date; (iv) permit Fluor to retain the previously paid $2 million advance bonus; (v) increase from 60% to 100% the amount of the Contract savings to which Fluor would be entitled;
(vi) reduce from $9 million to $3 million the maximum amount Fluor would pay as liquidated damages for late completion (due to delays caused by Fluor); and (vii) amend other technical provisions/matters of the Contract and the project. Any amendment to the Contract requires the approval of the Company's Lenders under the Bank Credit Facility, which approval has not yet been obtained. While the parties have agreed to negotiate definitive terms of the Contract amendment as expeditiously as possible, there can be no assurance that: (i) the Company and Fluor will enter into a definitive Contract amendment; (ii) the definitive Contract amendment will not differ materially from the Letter; and (iii) the Company's Lenders will approve the definitive Contract amendment. While Management believes that the changes to the Contract contemplated by the Letter will increase the likelihood that the project will be completed on time and within the budget, in the event a definitive Contract amendment is not reached or, if reached, differs materially from the Letter, Management believes that the project could still be completed on time and within the budget.

         Under the Credit Agreement, $25 million of the contingency funds is made available to the Company as a function of the project's percentage of construction complete. However, to enhance the quality of the project, the Company has committed to changes in the plans and specifications early in the project while the percentage of completion is low. In addition, the Company revised certain items of the project budget and adjusted the budget accordingly, including an increase to pre-opening costs. Thus, because financial commitments were made when the contingency funds were not yet available to pay for such changes, an out-of-balance of approximately $6.5 million ("Out-of-Balance") was created. While the Out-of-Balance is due to a timing difference that the Company believes will be resolved over time, the Credit Agreement nonetheless requires that Gaming fund such Out-of-Balance. London Clubs and the Sommer Trust are negotiating to post a letter of credit to fund such Out-of-Balance, which would require an amendment to the Credit Agreement. Management believes such amendment will be approved by the Lenders. As the Out-of-Balance is reduced, the amount of the letter of credit would be correspondingly reduced. In addition to amending other technical provisions of the Credit Agreement, the amendment would also revise the net worth requirement to reflect the accounting treatment requiring certain costs to be expensed rather than capitalized. Management believes that the Out-of-Balance is a short-term timing issue and that as the percentage of construction complete is increased, the available contingency funds will exceed the amount of funds needed, thereby assuring that the project in total has sufficient funds for its completion. However, there can be no assurances that the Out-of-Balance will be reduced, that it will not increase as the project continues, or that there will be sufficient funds to complete the project. If the Lenders do not approve a letter of credit to fund the Out-of-Balance and the other proposed amendments, or if Gaming, London Clubs, and/or the Sommer Trust do not otherwise fund the Out-of-Balance, the Lenders will not disburse funds under the Credit Agreement. Any delay in the disbursement of funds under the Credit Agreement could result in delays to the project, which would materially and adversely impact the Company. While Management believes such amendments will be approved and the Out-of-Balance will be funded, and there will be no delays to the project due to the Out-of-Balance, there can be no assurances.

         The amendments to the Credit Agreement discussed above are also required for the Company's operating lease financing and equipment term loan. While Management believes such amendment will be approved by this lender, there can be no assurances.

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

START-UP ACTIVITIES

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including pre-opening costs of casinos) be expensed as incurred. SOP 98-5 permits early adoption in fiscal years for which annual financial statements have not yet been issued.

         Effective January 1, 1998 the Company has adopted the provisions of SOP 98-5.

CERTAIN FORWARD LOOKING STATEMENTS

         Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include those relating to the Design/Build Contract, the Credit Agreement and other agreements, plans for future operations, construction and development, other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to whether various parties can reach agreement on amendments to and concerning the Design/Build Contract, the Credit Agreement and other agreements, development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of September 30, 1998, the Company did not hold any investments in market risk sensitive instruments.

PART II           Other Information

ITEM 1.           LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.           OTHER INFORMATION

         Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

                   27    Financial Data Schedule.

         (b)       Reports on Form 8-K

                   The Company filed a Form 8-K with the Securities and Exchange Commission on or about September 17, 1998, disclosing that the Company had not yet concluded negotiations on a joint venture with Planet Hollywood International, Inc. and that the Company intends to pursue additional prospective joint venture partners for the development, construction and opening of a proposed hotel and casino with a music and entertainment theme.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        ALADDIN GAMING HOLDINGS, LLC

November 16, 1998                       By:   /s/ Richard J. Goeglein
                                        ----------------------------------
                                        Richard J. Goeglein, President and
                                        Chief Executive Officer

November 16, 1998                       By:   /s/ Cornelius T. Klerk
                                        ----------------------------------
                                        Cornelius T. Klerk,
                                        Senior Vice President and
                                        Chief Financial Officer

                                        ALADDIN CAPITAL CORP.

November 16, 1998                       By:   /s/ Richard J. Goeglein
                                        ----------------------------------
                                        Richard J. Goeglein,
                                        Chief Executive Officer

November 16, 1998                       By:   /s/ Cornelius T. Klerk
                                        -----------------------------------
                                        Cornelius T. Klerk,
                                        Senior Vice President and
                                        Chief Financial Officer

                                        EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
----------       -----------
27               Financial Data Schedule

                                      18