Form 10-K
period 1998-12-31
ALADDIN GAMING HOLDING LLC
filed 1999-03-31
CIK 1059127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
/X/        Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the fiscal year ended December 31, 1998

/ /        Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from to
           Commission file number         333-49717     333-49717-01

                          ALADDIN GAMING HOLDINGS, LLC

                             ALADDIN CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

                     Nevada                                      88-0379607
                     Nevada                                      88-0379606
        (State or other jurisdiction of             (I.R.S. employer identification no.)
         incorporation or organization)

       831 Pilot Road, Las Vegas, Nevada                            89119
    (Address of principal executive offices)                     (Zip code)

                                 (702) 736-7114
              (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / / Not applicable.

    Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of March 16, 1999: Aladdin Gaming Holdings, LLC: Not applicable; Aladdin Capital Corp.: 2,500 shares of common stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Not applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), was established on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming Enterprises, Inc., a Nevada corporation (25%), Sommer Enterprises, LLC, a Nevada limited liability company (72%) ("Sommer Enterprises"), and GAI, LLC, a Nevada limited liability company (3%). On February 26, 1998, London Clubs International, plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50 million for a 25% interest in Gaming Holdings common membership interests ("Holdings Common Membership Interests"). Sommer Enterprises contributed a portion of land for Holdings Common Membership Interests. Aladdin Gaming Enterprises, Inc. ("Gaming Enterprises"), which is owned 100% by Sommer Enterprises, contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Holdings Common Membership Interests. After the additional contributions, Sommer Enterprises, LLC owns 47% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings and GAI, LLC owns 3% of Gaming Holdings. On November 30, 1998, the Sommer Trust and its affiliates agreed that they shall vote their respective Holdings Common Membership Interests and cause Gaming Enterprises to vote its Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in AHL and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW") which holds a 5% interest in AHL.

    Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes ("Notes"). Capital will not have any material operations or assets and will not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Gaming Holdings and its subsidiaries are collectively referred to herein as "Company."

NARRATIVE DESCRIPTION OF BUSINESS

    ALADDIN. The operations of the Company have been primarily limited to the design, development, financing and construction of a new Aladdin Hotel and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location at the center of Las Vegas Boulevard ("Strip"). The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino"), an approximately 1,400-seat production showroom and six restaurants.

    The Hotel's 2,600 rooms will be comprised of 1,976 standard rooms, 400 "king parlors," 136 "tower end-cap suites," 58 "center king suites" and 30 suites primarily for use by premium players of Aladdin and The London Club (as defined below). In addition, the Hotel is expected to provide recreational facilities for the guests, including a health spa and outdoor swimming pool complex.

    The Aladdin is expected to include six restaurants offering a wide range of dining selections with combined seating capacity for approximately 1,600 customers. Food service facilities at the Aladdin will include a buffet, food plaza and a 24-hour casual dining facility. The mezzanine level, which will offer a panoramic view of the main casino floor, will feature a themed restaurant, a steakhouse, and a casual dining/coffee bar.

    The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club") that is expected to contain approximately 20 to 30 high denomination table games and approximately 100 high denomination slot machines. See "Strategic Alliances-- London Clubs."

    The Aladdin is also expected to include on the mezzanine level of the main building over 90,000 square feet of convention, conference, trade show and reception facilities, including a 37,000 square feet main ballroom, 12,000 square feet of pre-function space and 41,000 square feet of breakout space in 15 separate rooms.

    THE COMPLEX. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000 seat Theater of the Performing Arts ("Theater"); and (v) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project will be separately owned in part by an affiliate of the Company and Aladdin Music is currently seeking a joint venture partner for the Aladdin Music Project. See "Narrative Description of Business--Aladdin Music Project."

    The theming of the Aladdin and the Desert Passage will create an environment that will be based upon the Legends of the 1001 Arabian Nights, including the tales of Aladdin, Ali Baba and the 40 Thieves, Sinbad and other legendary stories woven around ancient wealth and wonders. The Aladdin theme will be carefully crafted through the interior and exterior architecture of the Complex. The Aladdin's exterior will be designed to include a highly articulated streetscape, and exterior facade that invokes the Legends of the 1001 Arabian Nights. The sophisticated interior of the Aladdin will utilize rich colors, textures and design, enhancing the fantasy of a mystical, romantic time and place. A significant feature of the Desert Passage will be the themed area to be known as the "Lost City." The Lost City is expected to contain a re-creation of an ancient mystical mountain city and will house a variety of specialty shops and restaurants underneath a 85-foot high ceiling.

    DESERT PASSAGE. Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, and TrizecHahn Bazaar Centers, Inc. ("THB"), a subsidiary of TrizecHahn Centers, Inc. ("TrizecHahn"), have entered into a joint venture agreement and formed Aladdin Bazaar, LLC ("Aladdin Bazaar") to develop, construct, own and operate the Desert Passage. The Desert Passage, which will contain approximately 496,000 square feet of retail space, is expected to include an array of high fashion specialty stores, exotic boutiques, theme restaurants, cafes, and other entertainment offerings. The Desert Passage will be directly connected to the Casino and the Aladdin Music Project upon its completion.

    ALADDIN MUSIC PROJECT. The Company, through its subsidiary Aladdin Music, is pursuing prospective joint venture partners for the development, construction and opening of the Aladdin Music Project, a music entertainment themed hotel casino. The Aladdin Music Project is expected to include a hotel with approximately 1,000 rooms, a 50,000 square foot casino, three restaurants, including a music-themed restaurant, a 1,500-person nightclub, a health spa and an outdoor swimming pool. As part of the development of the Complex, the Company expects to indirectly contribute to Aladdin Music $21.3 million in cash and land in exchange for equity in Aladdin Music and to lease to Aladdin Music the existing Theater for a nominal amount. It is anticipated that Aladdin Music will carry out an approximately $8 million renovation of the Theater; provided, however, that because Gaming has an obligation to have the Theater renovated and operational by the opening of the Aladdin, to the extent a joint venture partner and financing have not been secured in time to meet this obligation, Gaming will be required to renovate the Theater in order to meet this obligation. The Company has not yet secured a joint venture partner, and has expended certain funds on the Aladdin Music Project notwithstanding. While the Company is actively pursuing prospective joint venture partners and acceptable financing for the Aladdin Music Project, there can be no assurance that the Company will secure an acceptable joint venture partner and secure financing on terms and conditions acceptable to the Company. Without securing an acceptable joint venture partner and financing, there is no assurance that the Company will proceed with the development of the Aladdin Music Project.

STRATEGIC ALLIANCES

    The Company has formed strategic alliances with certain third parties that the Company believes to be uniquely qualified for the development and operation of the Complex.

    LONDON CLUBS. London Clubs, a prestigious multi-national casino operator, owns through LCNI 25% of the outstanding Holdings Common Membership Interests, and the Sommer Trust and its affiliates agreed that they shall vote their respective Holdings Common Membership Interests and cause Gaming Enterprises to vote its Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." London Clubs has extensive experience in the international marketing of casinos to premium players and maintains a strong presence in the United Kingdom (where it controls the largest share of the London casino market) and the Middle East. In addition to its equity ownership of Gaming Holdings, London Clubs, through its subsidiary LCNI, will direct the operations of, and act as marketing consultant to, The London Club, the luxurious 15,000 square foot gaming area to be located on the mezzanine level of the Casino which will be designed to cater to the needs of the international premium-play guest. The Company believes that The London Club will be the first of its kind in the United States managed by a European operator and based on the European concept of luxurious, full service gaming areas for premium players. The London Club's primary business and marketing focus will be to access London Clubs' worldwide member base of upscale casino clientele. The London Club Hotel guests will be escorted through a private entrance to a dedicated registration lobby and then taken via a private elevator to the suites located on the top two floors. Once there, the 24-hour butler and concierge will cater to the care and comfort of The London Club guest. In the elegantly appointed The London Club, the customer may dine in the 100-seat exclusive restaurant, which will offer fine cuisine from around the world.

    London Clubs has extensive experience in the international marketing of casinos to premium players. London Clubs operates seven casinos in London, one near Johannesburg, South Africa, two in Egypt and one in Lebanon. Each of London Clubs' casinos offer their own individual style, but with comparable internationally recognized standards of service. In recent years, London Clubs has embarked upon a period of expansion, acquiring the Park Tower Casino in London's Knightsbridge in October, 1995, reopening and managing the casino operations of the famous Casino du Liban in Lebanon in December, 1996 and the opening of the Emerald Safari Casino Resort in South Africa in December 1998.

    London Clubs provides the Aladdin with an extensive international network of premium casino players, having established substantial goodwill and customer loyalty from high-end customers in the United Kingdom, Europe, Asia and the Middle East. In addition, London Clubs is an experienced service provider to high-end gaming customers and brings a wealth of knowledge to the Aladdin in building and maintaining relationships with and customer loyalty from such clientele. London Clubs also provides the Company with superb promotional opportunities, not only by word of mouth through its network of contacts, but also through international sporting sponsorships, including horse racing and motor racing and its international print publications, which are distributed to members worldwide utilizing London Clubs' substantial database of premium clientele.

    TRIZECHAHN. The Mall Project will be owned, developed and operated by Aladdin Bazaar, a joint venture between Bazaar Holdings and TBH, a wholly-owned subsidiary of TrizecHahn. TrizecHahn is a wholly-owned subsidiary of TrizecHahn Corporation, a publicly traded real estate company.

    TrizecHahn was the developer of the Fashion Show Shopping Mall on the Strip and other major shopping malls including Horton Plaza in San Diego, Bridgewater Commons in New Jersey, Valley Fair in San Jose and Park Meadows in Denver. The Company believes that TrizecHahn's proven ability in designing well laid-out retail centers, attracting high quality tenants and successfully promoting and operating its retail projects will benefit the Aladdin by attracting a consistent stream of visitors to the Complex and its various attractions.

    UNICOM. The Complex, once fully constructed, will require substantial amounts of electricity, hot and cold water and heating and cooling. For this purpose, the Company has entered into certain agreements with Northwind Aladdin, LLC ("Northwind") for the supply of electricity and hot and cold water to certain parts of the Complex. Subject to conditions specified in the Energy Services Agreement, Northwind has agreed to provide the Complex with electricity, hot and cold water as specified, from the completion date of the Aladdin. Pursuant to the Development Agreement, in order to supply the Aladdin's energy requirements, Northwind has agreed to construct and operate, at its own cost, a central energy plant ("Plant") on an approximately 0.64-acre portion of the Complex. The Plant construction commenced during the first quarter of the year 1999 and Northwind has advised the Company that Northwind currently believes that the Plant will be completed by March 1, 2000. However, there can be no assurance that the Plant will be completed by such date. If Northwind does not perform its obligations under the Development Agreement, or the Energy Service Agreement, or for any reason the Energy Plant is not constructed, the Company would have to make alternative arrangements for the provision of energy to the Complex. While the Company believes that such alternative arrangements could be made, there can be no assurance that alternative arrangements could, in fact, be made, or if made, on terms favorable to the Company, which could adversely affect the Company.

STRATEGY

    The Company's business and marketing strategies are linked together by the Complex's premier location, its design, mixed-use theme development and strategic partnering.

    CREATE A "MUST-SEE" DESTINATION. The Company believes that the Aladdin, with its unique, well-executed design, together with the Desert Passage and the Aladdin Music Project (including the renovated Theater), will ensure its place as a "must-see" destination. The Aladdin theme will be supported by a sophisticated interior design enhancing the fantasy of a mystical and romantic time and place. The Company believes that the Aladdin's main Casino traffic will be driven not only by Hotel guests, but also by the customers directly attracted from the Strip, and that visitor traffic to the Aladdin will also be enhanced by the attractiveness of the Desert Passage. With the addition of the Aladdin Music Project, which will address a somewhat younger clientele, the Complex will have a combined room count of approximately 3,600 rooms and appeal to what the Company perceives to be a broad customer demographic.

    MARKETING POSITIONING. The Company intends to focus on three different market segments to attract customers to the Aladdin:

    - UPSCALE CLIENTELE. The Hotel will be designed to appeal to the upscale clientele, providing the amenities and level of service such high-end guests expect. In particular, 24% of the Hotel's guest rooms and suites will have an area exceeding 620 square feet. Each of the rooms and suites will have a large four or five fixture bathroom with a separate shower, bathtub, up to two washbasins and an enclosed watercloset. A special feature of each of the rooms and suites will be the added width given to the interior design allowing for a more residential feel. The Hotel will provide recreational facilities for its guests, including a health spa and an outdoor swimming pool. The Company intends to promote the Hotel's many features to the upscale market through a variety of media, including high-end print publications, travel agents and event sponsorships. A targeted relationship marketing program is expected to ensure clientele retention and repeat visitation.

    - INTERNATIONAL PREMIUM PLAYER CLIENTELE. The Company believes that The London Club will be the first of its kind in the United States managed by a European operator and based on the European concept of full-service gaming areas for premium players. The focus on The London Club's business will be the wealthy clientele that form the core of London Clubs' business in London and elsewhere. The Hotel will include 30 suites primarily for use by premium players of Aladdin and The London Club. The Company will maintain The London Club's premium player atmosphere through more sophisticated dining options, higher table limits and more formal levels of service and dress.

    - UPPER-MIDDLE MARKET CLIENTELE. The Hotel's variety of guest rooms and restaurants and the 1,400-seat production showroom, combined with the heavily-themed Casino, Theater and Desert Passage, are expected to appeal broadly to the upper-middle market guest. In addition, the Aladdin Music Project is expected to appeal to the upper-middle market by attracting younger, affluent customers to the Complex through its music and entertainment-based theme. The Theater, which will be a major feature of the Complex, will be central to the Company's promotional strategies for this market segment, with publicity expected to be gained through the booking of popular performers. Cooperative advertising and promotion through various media, such as television, radio and print, will be used to promote the Complex to the upper-middle market.

CONSTRUCTION BUDGET AND SCHEDULE

    Fluor Daniel, Inc. is the design/builder ("Design/Builder") of the Aladdin. The Design/Builder has entered into a guaranteed maximum price design/build contract ("Design/Build Contract") (subject to scope changes) with the Company to design and construct the Aladdin. The Design/Build Contract provides the Design/Builder with incentives for completing the Aladdin prior to the Contract Completion Date (as defined herein) and within budget and for payment of liquidated damages to the Company for certain delays. The Design/Build Contract is guaranteed by Fluor Corporation, the parent of the Design/ Builder, subject to certain limitations described in Exhibit 10.10 to this Form 10-K. The Design/Builder committed itself to a 26-month work schedule to complete the Aladdin, subject to certain scope changes. An equitable adjustment in the Contract Completion Date and guaranteed maximum price may be made for changes that either increase or decrease the Design/Builder's time for performance and/or cost of construction outside what was contemplated in the Design/Build Contract.

    The development of the Aladdin commenced during the first quarter of 1998. The original Aladdin hotel and casino closed for business on November 25, 1997 and the implosion of the original facility occurred on April 27, 1998. The Company anticipates the cost of developing, financing, constructing and opening the Aladdin to be approximately $827 million (excluding the Company's $21.3 million planned indirect cash contribution and land contribution to Aladdin Music, as part of the development funds for the Aladdin Music Project). The Company currently believes that completion of the Aladdin will occur during the second quarter of the year 2000 assuming acceleration, which has been included in the revised Project budget. The Company believes that the construction budget is reasonable and can be achieved, assuming that the Company is successful in the Arbitration (as defined below) and depending on the actual cost for acceleration of the Project.

    During the course of construction, a number of issues and items have arisen in connection with various change orders and delay claims submitted in connection with the Project and the scope of the Design/Build Contract. As discussed in the Company's Form 10-Q for the period ended September 30, 1998 ("3rd Quarter Form 10-Q"), the Company and the Design/Builder entered into a Letter of Intent, dated November 11, 1998 ("LOI"), which was intended, among other things, to consolidate and resolve existing scope change orders and delay claims within a comprehensive definitive amendment to the Design/

Build Contract. The amendment to the Design/Build Contract contemplated by the LOI was not acceptable to the Company in its absolute discretion, and has not been consummated. Therefore, the parties are no longer negotiating the amendment pursuant to the LOI. However, the parties are continuing to discuss possible means to address the various matters contemplated by the LOI and discussed in the 3rd Quarter Form 10-Q, including disagreements over change orders and delay claims.

    Concurrent with these continuing negotiations, the Company has submitted the following disputed Design/Builder equitable scope change requests to arbitration ("Arbitration") pursuant to the provisions of the Design/Build Contract: (i) revised caisson and foundation progress prints (the Company has agreed to pay a portion of the cost of the foundation revision, but has not agreed to the associated delay claim); (ii) delay claim regarding the steel fabrication and delivery; and (iii) increase in design height of ballroom ceiling, (collectively, "Claims"). The Company believes that these scope change orders relate to design and work which is base contract work contemplated in the Design/Build Contract and therefore allocated to the Design/Builder, or alternatively, that the work in question was required as a result of the Design/ Builder's failure to provide timely and appropriate design services, which design services the Design/ Builder was solely responsible for under the Design/Build Contract, and therefore, the Claims are not an appropriate basis for a change order modifying the Design/Build Contract and the contract time for completion date ("Contract Completion Date"). The Design/Builder has responded to the Company's claim in Arbitration, alleging, among other things, that the Claims relate to unforeseen conditions, and/or are due to the actions of the Company, therefore, the Company is responsible for all costs and delays associated with the Claims. While the Company intends to aggressively and vigorously pursue the Claims, and believes that it will ultimately prevail in the arbitration, the Claims are only in the preliminary stages of the Arbitration process, and therefore, no assurances can be given with respect to the ultimate outcome. The Design/Builder has presented change orders in the amount of approximately $4.7 million and the Company disputes this amount. However, if the Company is not successful on all the Claims, it could be required to pay the amount claimed by the Design/Builder. Further, if the Company does not prevail on the delay Claims, the Contract Completion Date would be extended, and to the extent Design/Builder completes the Project prior to the revised Contract Completion Date, the Design/Builder would be entitled to an early completion bonus of $100,000 per day (up to a maximum of 90 days). Any such payments by the Company would increase the Project's budget. Notwithstanding the Arbitration, work on the Project continues.

    Given the significant risks and unforeseen contingencies inherent in the construction process, especially a large scale construction project such as the Aladdin, it is possible that construction costs could be significantly higher than budget and that delays could occur. Such risks and contingencies include, for example, potential shortages of materials and labor, work stoppages, labor disputes, weather interference, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could be beyond the Company's control, and any of which could give rise to delays or cost increases. In addition, difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities could also increase the total cost, delay, or prevent the construction or opening of the Aladdin or their other components of the Complex or otherwise affect their respective design and features. It is also possible that the existing budget and construction schedule for the Complex could be changed for competitive or other reasons. If construction costs do exceed the amounts set forth in the construction budget, it is expected the potential sources to pay such excess include: (a) the $31.8 million contingency fund of which $7.5 million has been utilized as of December 31, 1998; (b) London Clubs, the Sommer Trust and Bazaar Holdings pursuant to their obligations under the Bank Completion Guaranty; and
(c) the Design/Builder, pursuant to its liability under the Design/Build Contract, which liability is guaranteed by Fluor Corporation (subject to certain limitations discussed above).

    While management believes that its estimates are reasonable, and that the projected targets can be met, there can be no assurance that the Complex will be completed within the time period or budget currently contemplated. In addition, if the additional identified potential funding sources are insufficient or unavailable to fully cover any excess, the Company could be materially and adversely affected. So, while management believes that its estimates are reasonable, and that the projected targets can be met, there can be no assurance that the Complex, including the Aladdin, will be completed within the time period or budget currently contemplated. Failure to complete the Aladdin on budget or on schedule may have a material adverse effect on the Company and its financial operations.

    The Aladdin, together with the Theater and Desert Passage, will be developed as the first phase of a planned two-phase redevelopment of the Complex. In the second phase, Aladdin Music will develop the Aladdin Music Project. It is currently anticipated that the Aladdin Music Project will open within approximately 24 months after financing and a joint venture partner are secured.

    The completion and full operation of the Aladdin is not contingent upon the subsequent financing or completion of the Mall Project or the Aladdin Music Project and there can be no assurance that either the Mall Project or the Aladdin Music Project will be completed. If the Mall Project is not completed, the Company will be required to expend additional amounts, which amounts have not been quantified by the Company, with respect to the completion of shared structural space and the cost of parking.

COMPETITION

    The hotel and casino industry is highly competitive. Hotels located on or near the Strip ("Strip Hotels") compete with other Strip Hotels and with other major hotels in downtown Las Vegas. Aladdin will compete with a large number of hotel casinos in the Las Vegas area, with many of the competitors being subsidiaries or divisions of large public companies that may have greater financial or other resources than the Company.

    Competitors of the Aladdin will include themed resorts on the Strip such as Bellagio, Mandalay Bay Resort, Mirage, Treasure Island Hotel and Casino, Bally's Casino Resort, Monte Carlo Resort and Casino, and the Luxor Hotel and Casino. In addition, the construction of several new major resort projects, such as the Paris Casino Resort and the Venetian Hotel Casino will also compete with the Aladdin. By the end of 1999, it is estimated that approximately 20,000 additional hotel rooms will be opened on the Strip.

    The hotel casino operations of the Company will also compete, to some extent, with other hotel casino facilities in Nevada, Atlantic City, worldwide and with the state lotteries. In addition, certain states have recently legalized, and others may or are likely to legalize, casino gaming in specific areas. The passage of the Indian Gaming Regulatory Act in 1988 has led to increases in American Indian gaming operations. The Company expects many competitors to enter such new jurisdictions that authorize gaming. Some of these competitors may have greater financial and other resources than the Company. The Company believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, from which the Company expects to attract customers could have a material adverse effect on the Las Vegas market. Such proliferation of gaming activities could significantly and adversely affect the business of the Company.

    The Desert Passage will compete with retail malls in or near Las Vegas, including the Fashion Show Mall, the Forum Shops at Caesars Palace, the themed mall attraction being constructed at the Venetian Hotel Casino and the Mandalay Bay Resort, and retailers in theme-oriented resorts, all of which may attract consumers away from the Desert Passage and the Complex.

EMPLOYEES

    As of March 15, 1999, the Company had 24 employees. The Company anticipates that immediately prior to completion of the Aladdin, it will employ approximately 3,300 employees in connection with the Aladdin. The Company will be required to undertake a major recruiting and training program prior to the opening of the Aladdin at a time when other major new facilities have completed recruiting employees. The Company believes it will be able to attract and retain a sufficient number of qualified individuals to operate the Aladdin, however, there can be no assurance that it will be able to do so. Furthermore, the Company does not know whether or to what extent such employees will be covered by collective bargaining agreements, as that determination will be ultimately made by such employees.

SERVICE MARKS

    On February 26, 1998, AHL transferred to the Company four federally registered service marks involving the word "Aladdin" and used in connection with the provision of casino and casino entertainment services and hotel and restaurant services (collectively, "Marks"). Two of the Marks were registered on July 13, 1993, a third on July 29, 1993, and the fourth on August 24, 1993. During the third quarter of 1999, the Company will file a statement of continuing use with respect to each of the Marks with the United States Patent and Trademark Office ("PTO") in order to maintain the effectiveness of the registration with respect to such Mark. Although the Company will not be using the Marks during the period of the Aladdin's construction, the Company does not expect that this will adversely affect its registration of the Marks, provided that the reason for the non-use of the Marks is explained to the PTO at the time the statement of continuing use is filed. Each of the registrations for the Marks has a duration of ten years and, unless renewed, will expire on the tenth anniversary of such Mark's date of registration. The Company has recorded its ownership of the Marks with the PTO. A lien on the Marks was granted to the Bank Lenders on February 26, 1998.

REGULATION AND LICENSING

    The ownership and operation of casino gaming facilities in the state of Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The operation of the Casino by the Company will be subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Any change in such laws, regulations and procedures could have a material adverse effect on the proposed gaming operations of the Aladdin and the financial condition and results of operations of Aladdin Gaming, LLC, which is defined for this section only as "Company."

    As operator and manager of the Aladdin, the Company will conduct nonrestricted gaming operations at the Casino and so will be required to be licensed by the Nevada Gaming Authorities. A nonrestricted gaming license permits the holder to operate sixteen or more slot machines, or any number of slot machines with at least one table game. The gaming license will require the periodic payment of fees and will not be transferable. No person will be able to become a member of, or receive any percentage of the profits of, the Company without first obtaining Gaming Approvals. In connection with the registration and licensing of Gaming Holdings as a holding company and a member, each direct and indirect owner of Gaming Holdings, including, but not limited to, Aladdin Gaming Enterprises, Inc. ("Enterprises"), London Clubs, LCNI, London Clubs Holdings, Ltd. (a wholly-owned subsidiary of London Clubs and the holding company for LCNI), AHL, the Sommer Trust, Sommer Enterprises, LLC ("Sommer Enterprises") GAI and their respective owners (collectively, "Aladdin Owners") will be required to obtain from the Nevada Gaming Authorities the applicable Gaming Approvals. Capital will also be subject to being called forward for a finding of suitability as a co-issuer of the Notes in the discretion of the Nevada Gaming Authorities.

    Gaming Holdings is a "publicly traded corporation" as that term is defined in the Nevada Act. If the Company issues an initial public offering of equity ("IPO Equity") it will also become a "publicly traded corporation" as that term is defined in the Nevada Act. In order for a company that is a publicly traded corporation to receive a gaming license, the Nevada Commission must exempt the company from a regulatory provision in the Nevada Act which makes publicly traded corporations ineligible to apply for or hold a gaming license. However, the Nevada Commission has exempted companies from this provision in the past and has granted gaming licenses to publicly traded corporation. If the Company becomes an IPO Entity, the Company intends to apply for an exemption from this eligibility requirement ("Exemption") in connection with its application for a gaming license. In connection with licensing and receipt of the Exemption, Gaming Holdings, London Clubs, Enterprises and the Company will each also be required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Company"). The following regulatory requirements will be applicable to the Company, Gaming Holdings and the Aladdin Owners upon their receipt of all necessary Gaming Approvals from the Nevada Gaming Authorities. The Company, Gaming Holdings and the Aladdin Owners have not yet obtained from the Nevada Gaming Authorities the Gaming Approvals required in order for the Company to conduct gaming operations at the Aladdin and there can be no assurances given that such Gaming Approvals will be obtained, or that they will be obtained on a timely basis. There can also be no assurances that the Company's officers, managers and key employees will obtain Gaming Approvals from the Nevada Gaming Authorities.

    As a Registered Company and an entity licensed by the Nevada Gaming Authorities ("Company Licensee"), the Company will be required to periodically submit detailed financial information and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a member of, or receive any percentage of profits from, a Company Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, Gaming Holdings and the Aladdin Owners to determine whether such individual is suitable or should be licensed as a business associate of a Company Licensee. Officers, managers and certain key employees of the Company and Gaming Holdings must file applications with the Nevada Gaming Authorities and will be required to be licensed by the Nevada Gaming Authorities in connection with the Company's application. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a Company position.

    If the Nevada Gaming Authorities were to find an officer, manager or key employee of the Company or Gaming Holdings unsuitable for licensing or to continue having a relationship with the Company or Gaming Holdings, the Company or Gaming Holdings, as the case may be, would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or Gaming Holdings, as the case may be, to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company will be required to be reported to or approved by the Nevada Commission. If the Company is licensed by the Nevada Gaming Authorities, any (i) guarantees of the Notes issued by the Company or its members, (ii) hypothecation of assets of the Company as security for the Notes, and pledges of the equity securities of the Company as security for the Notes will require the approval of the Nevada Commission in order to remain effective. An approval by the Nevada Commission of a pledge of equity securities does not constitute approval to foreclose on such pledge. Separate approval is required to foreclose on a pledge of equity securities of a Company Licensee and such approval requires the licensing of the indenture trustee unless such requirement is waived upon the application of the indenture trustee. Additionally, any (i) restrictions on the transfer of, and (ii) agreements not to encumber the equity securities of the Company in respect of the Notes may require the approval of the Nevada Commission in order to remain effective.

    If it were determined that the Nevada Act was violated by the Company or Gaming Holdings, the Gaming Approvals they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Gaming Holdings and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Aladdin and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Aladdin) could be forfeited to the state of Nevada. Limitation, conditioning or suspension of any Gaming Approval or license or the appointment of a supervisor could (and revocation of any Gaming Approval would) materially adversely affect the gaming operations of the Aladdin and the financial position and results of operations of the Company and the Issuers.

    Any beneficial holder of a Registered Company's voting or non-voting securities (including warrants exercisable in to such securities) regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Registered Company's securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Company's voting securities (including warrants exercisable into voting securities) to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Company's voting securities (including warrants exercisable into voting securities) may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Company, and change in the Registered Company's corporate charter, bylaws, management, policies or operations of the Registered Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders or interest holders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for information purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability of a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder or beneficial owner found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock or other equity securities of a Registered Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Registered Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Registered Company: (i) pays that person any dividend, distribution or interest upon voting securities of the Registered Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Company (such as the Notes) to file an application, be investigated and be found suitable to own the debt security of a Registered Company. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Company can be sanctioned, including the loss of approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    The Company will be required to maintain a current members' ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. The Nevada Commission has the power to require that their respective members' certificates bear a legend indicating that such securities are subject to the Nevada Act. It is unknown at this time whether the Nevada Commission will impose this requirement on the Company.

    After becoming a Registered Company, London Clubs, Enterprises, the Company and Gaming Holdings may not make a public offering of any securities (including, but not limited to, the Common Stock of Enterprises upon the exercise of the Warrants) without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

    The regulations of the Nevada Board and the Nevada Commission also provide that any entity which is not an "affiliated company," as such term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act or such regulations, such as the Company and Gaming Holdings, which plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering ("Qualified Public Offering"). The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, the Nevada Board Chairman has ruled that it is not necessary to submit an application. The exchange offer for the Notes qualified as a public offering. Holdings filed a written request ("Ruling Request") with the Nevada Board Chairman for a ruling that it is not necessary to submit the Exchange Offer for prior approval. On August 21, 1998, the Nevada Board Chairman ruled it was not necessary to submit the exchange offer for the Notes for the Nevada Commission's prior approval. If Gaming Holdings or the Company become an IPO Entity prior to receiving its Gaming Approvals, they intend to file a second Ruling Request with the Nevada Board Chairman for a ruling that it is not necessary to submit the Qualified Public Offering for the Nevada Commission's prior approval. No assurance can be given that such a Ruling Request will be granted or that it will be considered on a timely basis. If the Nevada Board Chairman rules that approval of the Qualified Public Offering is required, the Company or Gaming Holdings, as applicable, will file an application for such approval. If the Ruling Request is not granted, the Qualified Public Offering could be significantly delayed while the Company or Holdings seeks approval of the Nevada Board and the Nevada Commission for the Qualified Public Offering. No assurance can be given that approval of the Qualified Public Offering, if required, will be granted.

    Changes in control of a Registered Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Company must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Companies that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Company's Board of Directors in response to a tender offer made directly to the Registered Company's stockholders or interest holders for the purposes of acquiring of the Registered Company.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax will also be paid by the Company where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with admissions and the serving or selling of food, refreshments or merchandise.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages by the Company on the premises of the Aladdin is also subject to licensing, control and regulation by the CCLGLB. All licenses are revocable and are not transferable. The CCLGLB have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material effect on the financial position and results of operations of the Company and the Issuers.

ITEM 2. PROPERTIES.

    The Company owns approximately 35 acres of land on the Strip on the site of the original Aladdin hotel and casino in Las Vegas, Nevada. Such property includes the site on which the Aladdin, Mall Project and the Plant are being constructed and the site on which the Aladdin Music Project will be constructed. The Company is obligated to transfer approximately 12.4 acres of land to Aladdin Bazaar at a future date and may contribute approximately 4.8 acres of land to Aladdin Music as part of the development of the Aladdin Music Project.

    The Company currently leases two facilities of approximately 51,000 square feet for its corporate offices and warehouse requirements.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not currently party to any material pending litigation.

    However, Mr. Jack Sommer, the chairman of the Gaming Holdings Board and the Aladdin Gaming Board and a trustee of the Sommer Trust, and the other trustees of the Sommer Trust, are co-defendants in a legal action relating to the then existing Aladdin hotel and casino commenced by members of the Aronow family ("Aronow Plaintiffs") in May, 1995 in the Supreme Court of the State of New York, County of New York. In their complaint, the Aronow Plaintiffs allege that Mr. Sommer and the Aronow Plaintiffs were parties to a joint venture to acquire and develop the Aladdin hotel and casino and that Mr. Sommer breached such alleged agreement when the Sommer Trust acquired an interest in the Aladdin hotel and casino in December, 1994. The Aronow Plaintiffs are seeking (among other remedies) to impress a constructive trust upon the Sommer Trust's interest in the Aladdin hotel and casino, an accounting, compensatory damages of not less than $200 million and punitive damages of not less than $500 million.

    Mr. Sommer and the trustees of the Sommer Trust have informed the Company that they intend to vigorously defend such action. However, in the event that the action is successful, the Sommer Trust might be required to pay substantial damages and/or the Aronow Plaintiffs might be entitled to part of the Sommer Trust's interest in the Aladdin hotel and casino. An adverse decision could have a material and adverse effect on the Company.

    Mr. Sommer and the other trustees of the Sommer Trust were also co-defendants in a legal action commenced by Edward Kanbar, Romano Tio and Adino Winston ("Kanbar Plaintiffs" and together with the Aronow Plaintiffs, "Plaintiffs") in January, 1997, in the Supreme Court of the State of New York, County of New York. In their complaint, the Kanbar Plaintiffs alleged that they were partners in an alleged partnership with Joseph Aronow, which partnership was formed to seek and develop business opportunities with Mr. Sommer. The Kanbar Plaintiffs were seeking (among other remedies) to impress a constructive trust upon the Sommer Trust's interest in the Aladdin hotel and casino, compensatory damages of not less than $20 million and punitive damages of not less than $50 million. On January 15, 1998, the court granted the trustees of the Sommer Trust's motion to dismiss this action in its entirety. However, on or about November 9, 1998, the Kanbar Plaintiffs appealed the dismissal. Argument on the appeal is expected to occur during March, 1999.

    In 1988, the Sommer Trust and two related entities commenced an action in the Southern District of New York against certain entities owned and controlled by Bronfman family interests ("Bronfman Defendants") alleging, among other things, that the Bronfman Defendants committed violations of

Rule 10b-5 under the Securities Exchange Act of 1934, as amended, as well as multiple breaches of fiduciary duties as general partner of a partnership in which the Sommer Trust owns limited partnership interests. Relief requested includes an accounting, imposition of a constructive trust and damages in excess of $100 million. The Bronfman Defendants have asserted counterclaims against plaintiffs and certain Sommer family members individually alleging causes of action for breach of contract, fraud and various related torts. The Bronfman Defendants claim damages in excess of $100 million. The trustees of the Sommer Trust have informed the Company that they are vigorously defending the counterclaim. However, in the event the Bronfman Defendants are successful, the Sommer Trust might be required to pay substantial damages. An adverse decision could have a material and adverse effect on the Sommer Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's membership interests have not been registered under the Securities Act of 1933 nor under Section 12 of the Securities Exchange Act of 1934. There is no established trading market for the common membership interests of Aladdin Gaming Holdings, LLC and the Company is not aware of any bid quotations for the common membership interests of Aladdin Gaming Holdings, LLC.

    As of March 15, 1999, there were four holders of the common membership interests of Aladdin Gaming Holdings, LLC and in addition there are five individuals who have rights to acquire beneficial ownership of common membership interests of Aladdin Gaming Holdings, LLC. See "Security Ownership of Certain Beneficial Owners."

    Since inception the Company has not paid any dividends on its equity. The Company's current long-term debt arrangements restrict, subject to certain exceptions, the payment of dividends on the Company's equity. See Exhibit 10.7 to this Form 10-K and "Note 2-Long-Term Debt" of the Notes to Consolidated Financial Statements for additional information on the covenants, conditions and restrictions on the Company under the Credit Agreement.

ITEM 6. SELECTED FINANCIAL DATA.

    The historical selected financial data set forth below should be read in conjunction with "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1998 and 1997, and the balance sheet data at December 31, 1998 and 1997 are derived from, and are elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                           1998       1997(1)
                                                                        ----------  -----------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
INCOME STATEMENT DATA:
Gross revenues........................................................        None        None
Promotional Allowances................................................        None        None
Net revenues..........................................................        None        None
Operating expenses....................................................        None        None
Operating income (loss)...............................................        None        None
Interest income (expense), net........................................  $  (17,731)       None
Net loss..............................................................  $   42,468        None

Per Share Data:
Loss before extraordinary item........................................         N/A         N/A
Extraordinary item....................................................         N/A         N/A
Basic and diluted loss per share......................................         N/A         N/A

Other Data:
Capital expenditures..................................................  $   74,669        None
Cash dividends per common membership interest.........................        None        None

                                                                               DECEMBER 31,
                                                                          -----------------------
                                                                             1998        1997
                                                                          ----------     -----
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets............................................................  $  402,761   $       7
Long-term debt (including current maturities)...........................  $  392,475   $       4
Members' equity.........................................................  $  (13,860)  $       3

------------------------

(1) This is for the period from inception (December 1, 1997) through December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the various other reports which have been previously filed with the United States Securities and Exchange Commission ("SEC"), which may be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the SEC internet site address: http://www.sec.gov.

DEVELOPMENT ACTIVITIES

    The operations of the Company have been limited to obtaining financing for, securing the land for, arranging for the construction of, finalizing the design of, constructing and developing, and applying for the appropriate gaming licenses for the Aladdin.

RESULTS OF OPERATIONS

    The Company is in the development stage and has no significant operations to date. The Company has capitalized all qualifying construction costs. Accordingly, the Company does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. Capitalized costs include approximately $2.3 million related to Aladdin Music for necessary predevelopment costs and expenses of the Aladdin Music Project. The Company's operating expenses primarily have consisted of interest, amortization costs and expenses related to the Notes and pre-opening costs.

    The Company anticipates that its results of operations from inception to the grand opening of the Aladdin will be adversely affected by the expensing of pre-opening costs and interest not qualifying for capitalization and should not be indicative of future operations. Accordingly, historical results will not be indicative of future operating results. Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the Company's control. While the Company believes that the Aladdin will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit the Company to meet its debt payment obligations, including the Notes and other indebtedness, and its other obligations there can be no assurance with respect thereto.

    The Company recorded a net loss of approximately $42.5 million for the twelve months ended December 31, 1998. The Company had no operations for the period of inception December 1, 1997 to December 31, 1997. The loss was due to pre-opening costs, interest expense, amortization costs and expense related to the Notes. The pre-opening costs include approximately $0.5 million related to Aladdin Music.

MATERIAL CHANGES IN FINANCIAL CONDITION

    Through December 31, 1998, approximately $210 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contributed to the Company, approximately $74.7 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $21.3 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

    On August 26, 1998, Gaming Holdings and Capital completed an exchange offer for 100% of the $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"), pursuant to a registration statement dated July 23, 1998. The Notes were exchanged for notes with substantially the same terms issued in a private placement on February 26, 1998. For further details on the Notes, please refer to "Note 2--Long Term Debt and Current Maturities of Long-Term Debt" of the Notes to Consolidated Financial Statements.

    Gaming has a $410 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160 million and matures ten years after the borrowing date. As of December 31, 1998, approximately $90.4 million of the Term B Loan proceeds plus accrued interest and approximately $138.5 million of the Term C Loan proceeds plus accrued interest is available to develop and construct the Aladdin. The Term A Loan has not been funded. For further details on the Bank Credit Facility, please refer to "Note 2-- Long Term Debt and Current Maturities of Long-Term Debt" of the Notes to Consolidated Financial Statements and for information regarding the covenants, restrictions and limitations on the Company pursuant to the Bank Credit Facility, see Exhibit 10.7 to this Form 10-K.

    The Company has operating lease financing of up to $60 million and a term loan facility of $20 million to obtain gaming equipment and other specified equipment (collectively, "FF&E Financing"). For further details on the operating lease financing and term loan facility, please refer to "Note 2-- Long Term Debt and Current Maturities of Long-Term Debt" of the Notes to Consolidated Financial Statements and for information regarding the covenants, restrictions and limitations on the Company pursuant to the FF&E Financing, see Exhibit 10.35 to this Form 10-K.

    Upon the later of (a) the transfer of the real property under the Mall Project by the Company to Aladdin Bazaar or (b) the commencement of Aladdin's operations, Aladdin Bazaar, LLC will execute a promissory note of approximately $16.7 million to Gaming. Principal and interest on the note is payable by Aladdin Bazaar to Gaming in the amount of $2 million per year. The required payments are subordinated to various restrictions under the Aladdin Bazaar operating agreement. Due to the restrictions upon the payments, there can be no assurances that Gaming will receive any payments under this note.

    London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. The holders of the Notes are not party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

    In connection with the development of the Mall Project, Aladdin Bazaar, LLC will reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar, LLC is obligated to spend no more than $36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar, LLC: (i) a $3.2 million fee per year for a term of 99 years, which is adjusted annually pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) the Company's proportionate share of the operating costs associated with the Carpark and other common areas.

    Under the Credit Agreement, $25 million of the contingency funds is made available to the Company as a function of the Project's percentage of construction complete. However, the Company committed to changes in the plans and specifications early in the Project while the percentage of completion was low. In addition, the Company revised certain items of the Project budget and adjusted the budget accordingly, including an increase to pre-opening costs. Thus, because financial commitments were made when the contingency funds were not yet available to pay for such changes, in November, 1998 an out-of-balance of approximately $6.5 million ("November 1998 Out-of-Balance") was created. The Sommer Trust and London Clubs posted letters of credit in the amounts of $1,030,500 and $5,543,500, respectively, to fund the November 1998 Out-of-Balance. Pursuant to the Bank Completion Guaranty, the parties agreed to fund certain Project cost increases and to a contribution agreement ("Contribution Agreement"), dated as of February 26, 1998, whereby, among other things, the parties agreed to share all the obligations under the Bank Completion Guaranty, 75% to the Sommer Trust and 25% to London Clubs. On November 30, 1998, the Sommer Trust and London Clubs agreed that because the Sommer Trust did not fund its proportionate share of the November 1998 Out-of-Balance, (a) the Sommer Trust and its affiliates shall vote their respective Holdings Common Membership Interests and cause Gaming Enterprises to vote its Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings, and
(b) the Board of Managers for Gaming Holdings and Gaming was expanded from the then-current five Board members to six and the number of Board Members which London Clubs shall designate was increased from two to three. Notwithstanding the change to increase London Clubs' voting power and the increase in the number of Board members, the supermajority provisions contained in the Gaming Holdings' Operating Agreement which require the approval of the holders of at least 80% of the Gaming Holdings Common Membership Interests remain unaffected by this agreement. See Exhibit 3.5 of this Form 10-K for additional description of voting mechanics, including supermajority provisions, for Gaming Holdings.

    During 1998, while the Company's indirect subsidiary, Aladdin Music, was pursuing a joint venture agreement with Planet Hollywood International, Inc. ("Planet Hollywood") and thereafter pursuing subsequent prospective partners, Aladdin Music incurred indebtedness of approximately $2.8 million in connection with the pre-development costs and expenses of the Aladdin Music Project ("Music Indebtedness"). While the Music Indebtedness was contemplated by the Credit Agreement, the incurrence of the Music Indebtedness was not pre-approved by the Bank Lenders as required by the Credit Agreement and thus the incurrence of the Music Indebtedness constituted an event of default under the Credit Agreement.

    On January 29, 1999, the Credit Agreement was amended to: (i) reduce the net worth requirement to reflect the accounting treatment requiring certain costs to be expensed rather than capitalized; (ii) waive the event of default which arose due to the incurrence of debt by the Company's indirect subsidiary, Aladdin Music, for the Aladdin Music Project, assuming satisfaction of certain conditions; (iii) amend certain definitions, including the definition of "Available Funds," "Realized Savings" and "Indebtedness;" (iv) permit using letters of credit to fund the November, 1998 Out-of-Balance; (v) provide that the Company will fund costs for the Carpark which are in excess of $36 million;
(vi) permit Aladdin Music to incur an additional aggregate indebtedness of $3.5 million for reasonable and necessary predevelopment costs and expenses for the Aladdin Music Project and to enter into agreements for the payment of certain commissions; (vii) permit certain indebtedness in connection with a 1,400-seat production theater; and (viii) other technical amendments (collectively, "First Amendment to the Credit Agreement"). The effectiveness of certain provisions of the First Amendment to the Credit Agreement was expressly conditioned upon corresponding amendments to the FF&E Financing documents. Further, the First Amendment to the Credit Agreement provided that if the FF&E Financing documents were not correspondingly amended by March 10, 1999, an event of default would exist under the Credit Agreement. The above summary of the amendments should be read in conjunction with, and is qualified in its entirety by, the First Amendment to Credit Agreement which is Exhibit 10.7 to this Form 10-K and incorporated herein by this reference.

    After various discussions with the lenders under the FF&E Financing, the Company determined that it would not be in its best interests to effect corresponding amendments to the FF&E Financing documents. Thereafter, Gaming submitted to the Lenders for their approval a proposed second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") to cure these events of default. The Second Amendment to the Credit Agreement provides: (i) the Music Indebtedness has been paid by or on behalf of Aladdin Music and this event of default is waived by the Lenders; (ii) a capital contribution in the amount of approximately $18.5 million (see discussion below) has been made to bring the Main Project Budget "In Balance," as defined in the Credit Agreement;
(iii) the letters of credit which were posted in connection with the November 1998 Out-of-Balance will be drawn and the proceeds deposited in Gaming's account; (iv) amending certain definitions of the Credit Agreement, including, "Available Funds," "Indebtedness," and "Realized Savings;" (v) requiring any costs in excess of $36 million for completing the Carpark to be funded by the Sommer Trust and London Clubs; (vi) requiring that Gaming maintain a minimum "Net Worth" at the close of each calendar month of not less than $100 million plus 85% of the positive Net Income (as defined); and (vii) other technical amendments to the Credit Agreement. The Company has been advised by its counsel that the Second Amendment to the Credit Agreement will not require the approval or consent of either the FF&E Financing lenders or the Noteholders. There can be no assurances that: (i) the Lenders will approve the Second Amendment to the Credit Agreement or, if approved, it will not be subject to conditions or limitations; or (ii) the ultimate amendment to the Credit Agreement will not differ materially from the proposed Second Amendment to the Credit Agreement.

    The Sommer Trust, London Clubs and Aladdin Bazaar Holdings, LLC have proposed to enter into the First Amendment to the Guaranty of Performance and Completion, dated as of March 10, 1999 ("First Amendment to the Bank Completion Guaranty"). The First Amendment to the Bank Completion Guaranty would require that the Sommer Trust, London Clubs and Aladdin Bazaar Holdings, LLC guarantee the performance by Gaming of Gaming's minimum Net Worth Covenant required by the Second Amendment to the Credit Agreement. On March 30, 1999, the Sommer Trust and London Clubs agreed that if either party is required to contribute more than its proportionate share of any amounts necessary for Gaming to maintain the revised Net Worth as required in the Second Amendment to the Credit Agreement, then the party who contributes more than its proportionate share will be deemed to have made a recourse loan to the party who contributes less than its proportionate share in the amount not funded by such party. The recourse loan will bear interest at 20% per annum and will be payable by a transfer at par value of the corresponding amount of the Holdings Common Membership Interests held directly by the party who did not contribute its proportionate share. Until the recourse loan is paid, the party who contributed more than its proportionate share will have a security interest and continuing lien in the non-contributing party's Holdings Common Membership Interests.

    Because certain provisions of the First Amendment to the Credit Agreement are not effective, the Lenders are no longer required to forbear exercising their rights, remedies and options with respect to the events of default under the Credit Agreement, which, if exercised, would result in delays in funding under the Credit Agreement or termination of the Credit Agreement, either of which would have a material and adverse effect on the Company.

    On February 17, 1999, GMAC Commercial Mortgage ("GMAC"), one of the participants in the FF&E Financing, issued a "Notice of Default" based on the Company's proposal to amend the minimum net worth amount under the FF&E Financing documents and further provided that GMAC was terminating its obligation to fund under the FF&E Financing. On February 26, 1999, the Company responded that, pursuant to the Intercreditor Agreement, dated June 30, 1998, no participant in the FF&E Financing, including GMAC, could declare a Default or Event of Default (other than a payment default) prior to the initial funding under the FF&E Financing and that in fact no default or event of default existed. To date, there have been no further developments on this matter and there can be no assurances as to its ultimate outcome.

    In March 1999, the Company completed a review of the project budget and determined that it was appropriate to increase the Main Project Budget by approximately $18.5 million, which amount reflected an increase in construction costs of approximately $9.5 million and an increase in pre-opening costs of approximately $9 million (collectively, "March 1999 Out-of-Balance"). In addition to this amount, it may be necessary to increase the Main Project Budget by the amount of the Music Indebtedness as a means to cure that event of default.

    The revised net worth requirement pursuant to the Second Amendment to the Credit Agreement would require additional contributions to the Company on a monthly basis if the Company's net worth falls below $100 million. The Company estimates that additional contributions of approximately $33 million will be required to maintain a net worth of $100 million prior to the opening of the Aladdin.

    The Company has informed the Sommer Trust and London Clubs of the March 1999 Out-of-Balance and requested that, pursuant to the Bank Completion Guaranty, the Sommer Trust and London Clubs fund the March 1999 Out-of Balance. As of March 30, 1999, neither party has funded the March 1999 Out-of-Balance; however, London Clubs has advised the Company that it will fund the full March 1999 Out-of-Balance amount.

    The March 1999 funding under the Credit Agreement was to be made, assuming payment of the March 1999 Out-of-Balance, on or about March 18, 1999. As of March 30, 1999, such funding had not occurred, and the Company believes the funding will not occur without the payment by London Clubs of the March 1999 Out-of-Balance. Even if the March 1999 Out-of-Balance is paid, due to the existing events of default under the Credit Agreement, there can be no assurances that any funding will be made under the Credit Agreement or that the Credit Agreement will not be terminated. The lack of funding under the Credit Agreement would have a material and adverse effect on the Company and any further delay in funding could have a material and adverse effect on the Company.

    The monthly payment to the Design/Builder was due from the Company on or about March 18, 1999. As the Company did not receive its March 1999 funding under the Credit Agreement, as of March 30, 1999, the Company had not paid the Design/Builder. Under the Design/Build Contract, ten days after payment is due, the Design/Builder can issue a written notice of non-payment and if payment is not made within ten days after such notice, Design/Builder can stop work on the Project. If the Design/Builder does stop work on the Project, it will cause delays and expenses to the Project which would have a material and adverse effect on the Company. After expiration of the applicable time periods, a default under the Design/Build Contract is an event of default under the Credit Agreement.

    Arthur Andersen LLP, the Company's independent public accountant, has issued an opinion in connection with its audit of the Company's financial statements which includes an explanatory fourth paragraph that calls attention to the existence of substantial doubt about the Company's ability to continue as a going concern. See "Item 8. Financial Statements and Supplementary Data--Report of Independent Public Accountants." The Credit Agreement and the FF&E Financing documents require that the Company's annual financial statements be audited without an Impermissible Qualification (as defined in the Credit Agreement) from the independent public accountants, which includes any qualification or exception to the accountant's opinion of a "going concern," or similar nature. If such qualified opinion is not cured within thirty days, it would constitute an event of default under the Credit Agreement and the FF&E Financing documents.

    The Company plans to: (i) cure the events of default referred to above; (ii) continue to comply with current and future Bank Credit Facility debt covenants; and (iii) obtain adequate funding through project completion. To accomplish these plans, management: (a) is currently seeking an additional contribution of $18.5 million from London Clubs (which the Company has been advised will be funded by London Clubs);

(b) together with London Clubs and the Sommer Trust, has submitted a proposed Second Amendment to the Credit Agreement, which seeks to cure all current events of default; and (c) has informed both London Clubs and the Sommer Trust of its estimate of future equity contributions of approximately $33 million required under the net worth test proposed under the Second Amendment to the Credit Agreement.

    Subject to, and dependent upon, the ultimate resolution of the various matters discussed above, the Company believes that the funds provided by the Notes, Credit Agreement, FF&E Financing, London Clubs' equity contribution and owner contributions pursuant to the Bank Completion Guaranty (collectively, "Funding Transactions") will be sufficient to develop, complete and commence operation of the Aladdin, assuming no future delays or additional construction cost overruns, which (i) are not covered by the $31.8 million contingency funds, of which amount $6.8 million is provided for under the Design/Build Contract and $25 million is provided for under the Credit Agreement; or (ii) Fluor Corporation and/or its subsidiary Fluor Daniel are not responsible for pursuant to the Fluor Guaranty and the Design/Build Contract, respectively. As of December 31, 1998, the Company has utilized approximately $7.5 million of the contingency. However, there can be no assurance that such funds will be sufficient for the development, construction and commencement of the Aladdin. If, for any reason, funding under the Credit Agreement ceases, the Company will not have sufficient liquidity and capital resources to meet all its current and long term commitments and obligations, and to complete construction and commence operation of the Aladdin.

    Following the commencement of operations of the Aladdin, the Company expects to fund its operating, debt service and capital needs, as currently contemplated, with $15 million of working capital from the funding transactions and operating cash flows. Although no additional financing is contemplated, the Company will seek, if necessary and to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility and the FF&E Financing, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. There can also be no assurance that estimates by the Company of its reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company manages interest rate risk by utilizing derivative financial instruments. The Company evaluates its exposure to interest rate risk by monitoring changes in interest rates in the market place.

    The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For interest rate sensitive debt obligations, the table presents: (i) the amount of debt outstanding as of December 31, 1998 and the expected debt to be outstanding for the next five years; (ii) expected interest expense and related weighted average interest rates for the next five years and thereafter; (iii) total expected interest expense from January 1, 1999 through the repayment of the indebtedness; and (iv) the current fair market value of the indebtedness as of December 31, 1998. The amount of expected indebtedness to be outstanding for the next five years is based on the assumption that the Aladdin will be operational during the second quarter of the year 2000 and the debt will be repaid in accordance with the principal amortization as detailed in "Note 2--Long Term Debt and Current Maturities of Long-Term Debt" of the Notes to the Consolidated Financial Statements. The repayment calculations do not include any additional reductions in debt due to the mandatory prepayments based on excess cash flow. In addition, the calculations assume that all events of default are cured and the current maturities of long-term debt are re-classified as long-term debt. See discussion above regarding events of default. The interest expense due on the Term Loans is a function of the London Interbank Offered Rate ("LIBOR") plus additional basis points depending on whether the funds from the Term Loans have been utilized to develop and build the Aladdin or the Aladdin is operational. The LIBOR on the Term Loans was 5.2613% as of December 31, 1998. The LIBOR is adjusted every three months and on March 1, 1999, LIBOR was set at 5.02%. The interest expense computations related to the interest rate sensitive debt obligations assume: (a) that LIBOR remains constant at 5.2613% for all periods; (b) that the Aladdin is operational during the second quarter of the year 2000; (c) that the funds expended on the project are in accordance with the Company's future cash flow projections; and
(d) the additional basis points paid on the Term A Loan is the maximum amount required under the Credit Agreement (for further details on the interest rates for the Term Loans, see "Note 2--Long Term Debt and Current Maturities of Long-Term Debt" of the Notes to the Consolidated Financial Statements).

    For interest rate swaps, the table presents notional amounts as of the end of each period, the net expected interest (receivable)/payable amounts during the periods and the interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The variable rates are based on the LIBOR in effect under the agreements as of December 31, 1998 and for these calculations, the same LIBOR was used for all periods. The LIBOR in effect under the swap agreements as of December 31, 1998 was 5.3125% and LIBOR is adjusted quarterly.

    For interest rate ceiling and floor caps, the table presents notional amounts as of the end of each period, the net expected interest (receivable)/payable amounts during the periods and the interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. For these calculations, the Company assumed that LIBOR would remain at 5.3125% for all periods. This resulted in a net payment of interest as LIBOR was less than the floor rate.

    The Company does not hold or issue interest rate swap agreements for trading purposes.

                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1998           1999           2000           2001           2002
                                                -------------  -------------  -------------  -------------  -------------
Long Term Debt:
  (In Thousands)
  Term B Loan Outstanding $...................      114,000        114,000        113,200        112,000        110,800
  Variable Rate $.............................                       9,461         10,103          9,974          9,868
  Average Interest Rate.......................                      8.2082%        8.7613%        8.7613%        8.7613%

  Term C Loan Outstanding $...................      160,000        160,000        159,641        157,334        155,734
  Variable Rate $.............................                      13,591         14,949         14,807         14,658
  Average Interest Rate.......................                      8.4012%        9.2613%        9.2613%        9.2613%

  Term A Loan Outstanding $...................            0         17,000        126,400        106,667         81,334
  Variable Rate $.............................                          62          8,732          9,440          7,678
  Average Interest Rate.......................                      8.2613%        8.0673%        8.0113%        8.0113%

Interest Rate Swaps:
  (In Thousands)
  Notional Amount $...........................      114,000        114,000            N/A            N/A            N/A
  Variable to Fixed $.........................                         650            163            N/A            N/A
  Average Pay Rate............................       5.8830%        5.8830%        5.8830%           N/A            N/A
  Average Receive Rate........................       5.3125%        5.3125%        5.3125%           N/A            N/A
(Contract Matures March 31, 2000)

  Notional Amount $...........................      160,000        160,000        160,000        160,000        160,000
  Variable to Fixed $.........................                       1,876          1,876          1,876          1,876
  Average Pay Rate............................       6.4850%        6.4850%        6.4850%        6.4850%        6.4850%
  Average Receive Rate........................       5.3125%        5.3125%        5.3125%        5.3125%        5.3125%
(Contract Matures March 31, 2003)

  Notional Amount $...........................          N/A         27,450            N/A            N/A            N/A
  Variable to Fixed $.........................                          39            155            N/A            N/A
  Average Pay Rate............................          N/A         5.8830%        5.8830%           N/A            N/A
  Average Receive Rate........................          N/A         5.3125%        5.3125%           N/A            N/A
(Contract Matures March 31, 2000)

Interest Rate Ceiling and Floor Caps:
  Notional Amount $...........................          N/A            N/A        250,000        250,000        250,000
  Variable to Fixed $.........................                                        563            844            844
  Ceiling Rate................................          N/A            N/A         7.0000%        7.0000%        7.0000%
  Floor Rate..................................          N/A            N/A         5.6500%        5.6500%        5.6500%
  Assumed LIBOR Rate..........................          N/A            N/A         5.3125%        5.3125%        5.3125%
(Contracts Mature September 30, 2006)

                                                                                       FAIR VALUE AT
                                                DECEMBER 31,                           DECEMBER 31,
                                                    2003       THEREAFTER     TOTAL        1998
                                                -------------  -----------  ---------  -------------
Long Term Debt:
  (In Thousands)
  Term B Loan Outstanding $...................      110,195                                114,000
  Variable Rate $.............................        9,762        21,210      70,378
  Average Interest Rate.......................       8.7613%       8.7613%
  Term C Loan Outstanding $...................      154,134                                160,000
  Variable Rate $.............................       14,508        49,965     122,478
  Average Interest Rate.......................       9.2613%       9.2613%
  Term A Loan Outstanding $...................       50,667                                    N/A
  Variable Rate $.............................        5,372        27,152      58,437
  Average Interest Rate.......................       8.0113%       8.0113%
Interest Rate Swaps:
  (In Thousands)
  Notional Amount $...........................          N/A           N/A
  Variable to Fixed $.........................          N/A           N/A         813
  Average Pay Rate............................          N/A           N/A
  Average Receive Rate........................          N/A           N/A
(Contract Matures March 31, 2000)
  Notional Amount $...........................          N/A           N/A
  Variable to Fixed $.........................          469           N/A       7,973
  Average Pay Rate............................       6.4850%          N/A
  Average Receive Rate........................       5.3125%          N/A
(Contract Matures March 31, 2003)
  Notional Amount $...........................          N/A           N/A
  Variable to Fixed $.........................          N/A           N/A         194
  Average Pay Rate............................          N/A           N/A
  Average Receive Rate........................          N/A           N/A
(Contract Matures March 31, 2000)
Interest Rate Ceiling and Floor Caps:
  Notional Amount $...........................      250,000           N/A
  Variable to Fixed $.........................          844         2,320       5,414
  Ceiling Rate................................       7.0000%       7.0000%
  Floor Rate..................................       5.6500%       5.6500%
  Assumed LIBOR Rate..........................       5.3125%       5.3125%
(Contracts Mature September 30, 2006)

    In addition to the above interest rate swaps and interest rate ceiling and floor caps, the Company has entered into a swap option. The notional amount of the swap option is $154,800,000. The option would extend the interest rate swap on the $160,000,000 notional amount from March 31, 2003 to March 31, 2007. This option is solely at the discretion of the Company, but must be exercised by March 24, 2003. The fair market value of all of the Company's interest rate swaps, interest rate ceiling and floor caps and swap option was a net liability of approximately $13.9 million as of December 31, 1998.

YEAR 2000

    The Company and its subsidiaries are development stage companies that are developing, constructing, and upon completion, will operate a hotel casino. The selection of software applications, hardware and other technology currently in use principally occurred within the last twelve months. The only computer systems in place at the current time are several financial applications, word processing and an internal e-mail system that are year 2000 compliant. Accordingly, it is not expected that the Company will incur significant amounts, if any, to modify its systems for year 2000 compliance.

    The Company has requested representations regarding the year 2000 compliance from Fluor Corporation and/or its subsidiary Fluor Daniel, the design/builder for the Aladdin ("Design/Builder"), and through Design/Builder will seek similar representations of the other contractors and subcontractors for the construction of the Aladdin (collectively, "Contractors") to assess the impact of year 2000 noncompliance on the construction of the Aladdin. Construction delays will have a significant impact on the financial results of the Company. There can be no assurance that the systems of the Contractors or other companies on which the Company may rely, such as vendors, will be properly converted before the year 2000 and that failure to convert by another company will not have an adverse effect on the Company's operations.

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

    Effective January 1, 1998 the Company adopted the provisions of SOP 98-5.

CERTAIN FORWARD LOOKING STATEMENTS

    Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to the Design/Build Contract, the Credit Agreement and other agreements, plans for future operations, current construction and development activities (including competition dates and budgets), other business developments activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the current development and construction activities and costs and timing thereof, the sources and extent of financing for the Project, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There is incorporated by reference the information appearing under the caption "Market Risk" in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants

To the Board of Directors and Members of Aladdin Gaming Holdings, LLC:

    We have audited the accompanying consolidated balance sheets of Aladdin Gaming Holdings, LLC (a Nevada limited liability company in the development stage) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, members' equity and cash flows for the year ended December 31, 1998 and for the period from inception (December 1, 1997) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aladdin Gaming Holdings, LLC and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, and for the period from inception (December 1, 1997) to December 31, 1998 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently in default of certain debt covenants and management estimates that additional funds will be required to complete the construction of the new Aladdin Hotel and Casino and maintain compliance with current and future debt covenants. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 30, 1999

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                                           1998      DECEMBER 31, 1997
                                                                                       ------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $    1,248       $       7
  Receivables, related parties.......................................................           77           -
  Other receivables..................................................................          765           -
  Inventory..........................................................................           60           -
  Prepaid assets.....................................................................          119           -
  Restricted land to be transferred..................................................        6,842           -
                                                                                       ------------            ---
    Total current assets.............................................................        9,111               7
                                                                                       ------------            ---
Property and equipment:
  Land...............................................................................       33,407           -
  Furniture, fixtures and equipment..................................................          272           -
  Construction in progress...........................................................       86,557           -
  Capitalized interest...............................................................        8,213           -
                                                                                       ------------            ---
                                                                                           128,449           -
Less accumulated depreciation and amortization.......................................           17           -
                                                                                       ------------            ---
  Net property and equipment.........................................................      128,432           -
                                                                                       ------------            ---

Other assets:
  Restricted cash and cash equivalents...............................................      227,983           -
  Interest receivable--restricted cash...............................................          859           -
  Other assets.......................................................................        2,061           -
  Debt issuance costs, net of accumulated amortization of $2,831 and $-0- as of
    December 31, 1998 and 1997, respectively.........................................       34,315           -
                                                                                       ------------            ---
      Total other assets.............................................................      265,218           -
                                                                                       ------------            ---
                                                                                        $  402,761       $       7
                                                                                       ------------            ---
                                                                                       ------------            ---

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...............................................   $  274,000       $   -
  Accounts payable...................................................................        3,394           -
  Construction payable...............................................................       12,063           -
  Obligation to transfer land........................................................        6,842           -
  Accrued interest...................................................................        1,734           -
  Accrued expenses...................................................................          113           -
                                                                                       ------------            ---
    Total current liabilities........................................................      298,146           -
                                                                                       ------------            ---
Long-term debt, net of discount......................................................      114,353           -
Related party payables...............................................................        4,119               1
Advances to purchase membership interests............................................            3               3
Members' equity:
  Common membership interest, 1,000,000 common shares issued and outstanding as of
    December 31, 1998................................................................       28,608               3
  Deficit accumulated during the development stage...................................      (42,468)          -
                                                                                       ------------            ---
      Total members' equity..........................................................      (13,860)              3
                                                                                       ------------            ---
                                                                                        $  402,761       $       7
                                                                                       ------------            ---
                                                                                       ------------            ---

  The accompanying notes are an integral part of these consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD
          FROM INCEPTION (DECEMBER 1, 1997) THROUGH DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                                                                               FOR THE PERIOD FROM
                                                                                                    INCEPTION
                                                                                               (DECEMBER 1, 1997)
                                                                           FOR THE YEAR ENDED   THROUGH DECEMBER
                                                                           DECEMBER 31, 1998        31, 1998
                                                                           ------------------  -------------------
Pre-opening costs........................................................     $     24,737         $    24,737

Other (income) expense:
    Interest income......................................................          (12,472)            (12,472)
    Interest expense.....................................................           38,416              38,416
    Less: Interest capitalized...........................................           (8,213)             (8,213)
                                                                                  --------            --------
        Total other (income) expense.....................................           17,731              17,731
                                                                                  --------            --------
Net loss accumulated during the development stage........................     $     42,468         $    42,468
                                                                                  --------            --------
                                                                                  --------            --------

  The accompanying notes are an integral part of these consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                     ALADDIN      LONDON
                                                        SOMMER       GAMING       CLUBS
                                                      ENTERPRISES, ENTERPRISES,  NEVADA,
                                                          LLC          LLC         INC.      GAI, LLC      TOTAL
                                                      -----------  -----------  ----------  -----------  ----------
BALANCE, DECEMBER 1, 1997...........................   $   -        $   -       $   -        $   -       $   -
Members' contributions..............................           1        -           -                2            3
                                                      -----------  -----------  ----------  -----------  ----------
BALANCE, DECEMBER 31, 1997..........................           1        -           -                2            3
Net loss accumulated during the development stage...     (19,960)     (10,617)     (10,617)     (1,274)     (42,468)
Members' contributions..............................     (47,317)      28,247       50,000       -           30,930
Members' equity costs...............................      (1,093)        (581)        (581)        (70)      (2,325)
                                                      -----------  -----------  ----------  -----------  ----------
BALANCE, DECEMBER 31, 1998..........................   $ (68,369)   $  17,049   $   38,802   $  (1,342)  $  (13,860)
                                                      -----------  -----------  ----------  -----------  ----------
                                                      -----------  -----------  ----------  -----------  ----------

   The accompanying notes are an integral part of these financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD
                       FROM INCEPTION (DECEMBER 1, 1997)
                           THROUGH DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                                                                               FOR THE PERIOD FROM
                                                                                                    INCEPTION
                                                                                               (DECEMBER 1, 1997)
                                                                           FOR THE YEAR ENDED   THROUGH DECEMBER
                                                                           DECEMBER 31, 1998        31, 1998
                                                                           ------------------  -------------------
Cash flows from operating activities:
  Net loss...............................................................     $    (42,468)        $   (42,468)
  Depreciation and amortization..........................................               17                  17
  Amortization of debt costs.............................................            2,831               2,831
  Amortization of original issue discount................................           14,306              14,306
  Increase in interest receivable........................................             (859)               (859)
  Increase in inventory..................................................              (60)                (60)
  Increase in prepaid expense............................................             (118)               (118)
  Increase in accounts receivable........................................             (842)               (842)
  Increase in other assets...............................................           (2,061)             (2,061)
  Increase in accounts payable...........................................            3,394               3,394
  Increase in accrued expenses...........................................              113                 113
  Increase in accrued interest...........................................            1,734               1,734
  Increase in related party payable......................................            3,354               3,354
                                                                           ------------------  -------------------
Net cash used in operating activities....................................          (20,659)            (20,659)
                                                                           ------------------  -------------------
Cash flows from investing activities:
  Payments for construction in progress..................................          (66,184)            (66,184)
  Payments for furniture and equipment...................................             (272)               (272)
  Payments for capitalized interest......................................           (8,213)             (8,213)
  Increase in restricted cash............................................         (227,983)           (227,983)
                                                                           ------------------  -------------------
Net cash used in investing activities....................................         (302,652)           (302,652)
                                                                           ------------------  -------------------
Cash flows from financing activities:
  Proceeds from issuance of notes........................................          100,047             100,047
  Proceeds from long-term debt...........................................          274,000             274,000
  Repayment of long-term debt............................................             (547)               (547)
  Debt issuance costs....................................................          (37,146)            (37,146)
  Members' contributions.................................................           65,000              65,003
  Members' equity costs..................................................           (2,325)             (2,325)
  Payment of debt on contributed land....................................          (74,477)            (74,477)
  Payable to related parties.............................................          -                         1
  Advances to purchase membership interests..............................          -                         3
                                                                           ------------------  -------------------
Net cash provided by financing activities................................          324,552             324,559
                                                                           ------------------  -------------------
Net increase in cash.....................................................            1,241               1,248
Cash at beginning of period..............................................                7              -
                                                                           ------------------  -------------------
Cash at end of period....................................................     $      1,248         $     1,248
                                                                           ------------------  -------------------
                                                                           ------------------  -------------------

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid for interest, net of amount capitalized........................     $     11,332         $    11,332

Members' contributions--book value
  Land...................................................................           33,407              33,407
  Construction in progress...............................................            7,000               7,000
Equipment acquired equal to assumption of debt...........................              547                 547
Increase in construction payables........................................           12,826              12,826

  The accompanying notes are an integral part of these consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

    Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), was established on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming Enterprises, Inc., a Nevada corporation (25%), Sommer Enterprises, LLC, a Nevada limited liability company (72%) ("Sommer Enterprises"), and GAI, LLC, a Nevada limited liability company (3%). On February 26, 1998, London Clubs International, plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50 million for a 25% interest in Gaming Holdings common membership interests ("Holdings Common Membership Interests"). Sommer Enterprises contributed a portion of land for Holdings Common Membership Interests. Aladdin Gaming Enterprises, Inc. ("Gaming Enterprises"), which is owned 100% by Sommer Enterprises, contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Holdings Common Membership Interests. After the additional contributions, Sommer Enterprises, LLC owns 47% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings and GAI, LLC owns 3% of Gaming Holdings. On November 30, 1998, the Sommer Trust and its affiliates agreed that they shall vote their respective Holdings Common Membership Interests and cause Gaming Enterprises to vote its Holding Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. See Note 5 for additional disclosures regarding voting power. Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") which holds a 95% interest in AHL and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW") which holds a 5% interest in AHL.

    Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes ("Notes"). Capital will not have any material operations or assets and will not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Gaming Holdings and its subsidiaries are collectively referred to herein as "Company."

    The operations of the Company have been primarily limited to the design, development, financing and construction of a new Aladdin Hotel and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location at the center of Las Vegas Boulevard. The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms, an approximately 116,000 square foot casino, an approximately 1,400-seat production showroom and six restaurants.

    The Complex will comprise: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000 seat Theater of the Performing Arts ("Theater"); and (v) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project will be separately

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) owned in part by an affiliate of the Company and Aladdin Music is currently seeking a joint venture partner for the Aladdin Music Project.

    The consolidated financial statements include the accounts of Gaming Holdings and its wholly-owned subsidiaries. Significant inter-company accounts are eliminated in consolidation.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1998, restricted cash consisted of cash and cash equivalents held for construction and development of the Aladdin.

PROPERTY AND EQUIPMENT

    Property and equipment consists primarily of expenditures incurred for the design and construction of the Aladdin and have been capitalized as construction in progress. These amounts are expected to be reclassified to buildings and land improvements upon completion of the facility and will be depreciated over the useful life of the assets. Furniture, fixtures and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful life of between three and ten years.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using first-in first-out method.

FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS

    The carrying amount of cash equivalents, receivables and all current liabilities approximates fair value because of the short term maturity of these instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. See Note 2 for additional fair value disclosures.

INTEREST COSTS

    Interest costs associated with major construction projects are capitalized. Interest is capitalized on amounts expended to construct the Aladdin using the weighted-average cost of the Company's outstanding borrowings. The capitalized interest will be recorded as part of the asset to which it relates and will be amortized over the asset's useful life. Capitalization of interest ceases when the project is substantially complete.

INTEREST RATE SWAPS

    The Company uses interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instruments.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PRE-OPENING COSTS

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

    Effective January 1, 1998, the Company adopted the provisions of SOP 98-5. Pre-opening costs include, but are not limited to, salary related expenses for new employees and management opening team, travel and lodging expenses, training costs, advertising and marketing, organizational costs and all temporary facility costs (i.e. rent, insurance, utilities, etc.).

DEBT DISCOUNT AND ISSUANCE COSTS

    Debt discount and issuance costs are capitalized and amortized to expense based on the terms of the related debt agreements using the effective interest method or a method which approximates the effective interest method.

INCOME TAXES

    The Company is a limited liability company and will be taxed as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes was recorded because the taxable income or loss is included in the income tax returns of the members.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that comprehensive income and net income as reported in the accompanying financial statements are the same.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. LONG-TERM DEBT AND CURRENT MATURITIES OF LONG-TERM DEBT

    Long-term debt and current maturities of long-term debt is comprised of the following:

                                                                             DECEMBER 31, 1998
                                                                             -----------------
                                                                              (IN THOUSANDS)
Long-term debt:
  Senior Discount Notes (Net of unamortized discount of $107,147)..........     $   114,353
                                                                                   --------
                                                                                   --------
Current maturities of long-term debt:
  Term B Loan..............................................................     $   114,000
  Term C Loan..............................................................         160,000
                                                                                   --------
    Total current maturities of long-term debt.............................     $   274,000
                                                                                   --------
                                                                                   --------

SENIOR DISCOUNT NOTES

    On February 26, 1998, Gaming Holdings, Capital and Gaming Enterprises consummated a private offering ("Offering") under Rule 144A of the Securities Act of 1933. The Offering consisted of 221,500 units ("Units"), each Unit consisting of: (i) $1,000 principal amount of maturity of 13 1/2% Senior Discount Notes due 2010 ("Notes") of Gaming Holdings and Capital; and (ii) 10 warrants ("Warrants") to purchase 10 shares of Class B non-voting common stock, no par value, of Gaming Enterprises. The Notes and the Warrants became separately transferable on July 23, 1998. The Warrants became exercisable on July 23, 1998, and will expire on March 1, 2010.

    On August 26, 1998, Gaming Holdings and Capital completed an exchange offer for 100% of the aggregate principal amount of the Notes pursuant to a registration statement dated July 23, 1998. The Notes were exchanged for notes with substantially the same terms issued in the private placement on February 26, 1998.

    The initial accreted value of the Notes was $519.40 per $1,000 principal amount at maturity of the Notes. The Notes will mature on March 1, 2010. The Notes will accrete at 13 1/2% (computed on a semi-annual bond equivalent basis) based on the initial accreted value, calculated from February 26, 1998. Cash interest on the Notes will not accrue prior to March 1, 2003. Thereafter, cash interest on the Notes will accrue at the rate of 13 1/2% per annum based on the accreted value at maturity of the Notes and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003. The Notes are secured by a first priority pledge of all the issued and outstanding Series A Preferred Interests of Gaming held by Gaming Holdings. The Indenture to the Notes contains certain covenants that (subject to certain exceptions) restrict the ability of Gaming Holdings, Capital and certain of their subsidiaries to, among other things: (i) make restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) incur liens; (iv) pay dividends or make other distributions; (v) enter into mergers or consolidations; (vi) enter into certain transactions with affiliates; or (vii) enter into new lines of business.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LONG-TERM DEBT AND CURRENT MATURITIES OF LONG-TERM DEBT (CONTINUED)
    Gaming Holdings' future interest and principal payments required under the Note will be funded from distributions by Gaming to the extent available. Gaming has certain restrictions which limit its ability to distribute cash to Gaming Holdings (see the following discussion under "Term Loans"). There can be no assurance that Gaming's distributions will be sufficient to meet the required principal and interest payments of the Notes.

TERM LOANS--CURRENT MATURITIES OF LONG-TERM DEBT

    On February 26, 1998, Gaming entered into a $410.0 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136.0 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114.0 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160.0 million and matures ten years after the borrowing date. The Term B Loan and the Term C Loan were funded by the Lenders on February 26, 1998 and the funds are held by Gaming in the cash collateral account for the future development of the Aladdin. The Term B Loan and the Term C Loan proceeds could not be utilized until the proceeds from the Notes were completely exhausted. As of December 31, 1998, 100% of the Notes proceeds, approximately $23.6 million of the Term B Loan Proceeds, net of interest earned and approximately $21.5 million of the Term C Loan proceeds, net of interest earned had been utilized to develop and construct the Aladdin. The Term A Loan has not been funded. The Company pays interest on the term loans as follows: Term A Loan, at the London Interbank Offered Rate ("LIBOR") plus 300 basis points until the Aladdin commences operations, then LIBOR plus an amount between 150 basis points and 275 basis points depending upon Gaming's earnings before interest, taxes, depreciation and amortization ("EBITDA"); Term B Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 350 basis points once the funds are utilized for the construction of the Aladdin; and Term C Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 400 basis points once the funds are utilized to for the construction of the Aladdin. Interest on the term loans is due quarterly.

    During 1998, the Company's indirect subsidiary, Aladdin Music, incurred indebtedness of approximately $2.8 million in connection with the pre-development costs and expenses of the Aladdin Music Project while pursuing prospective joint-venture partners ("Music Indebtedness"). The incurrence of the Music Indebtedness was not pre-approved by the Lenders as required under the Credit Agreement and thus the incurrence of the Music Indebtedness constituted an event of default under the Credit Agreement.

    On January 29, 1999, the Credit Agreement was amended for the following: (i) a reduction in the net worth requirement; (ii) a waiver of the event of default due to the Music Indebtedness, assuming satisfaction of certain conditions;
(iii) changes to certain definitions in the Credit Agreement, including the definition of "Available Funds," "Realized Savings" and "Indebtedness;" (iv) permit the utilization of letters of credit to fund the November, 1998 Out-of-Balance (see Note 5 regarding additional disclosure related to the November, 1998 Out-of-Balance); (v) require the Company to fund costs for the Carpark which are in excess of $36 million; (vi) permit Aladdin Music to incur an additional aggregate indebtedness of $3.5 million for reasonable and necessary predevelopment costs and expenses for the Aladdin Music

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LONG-TERM DEBT AND CURRENT MATURITIES OF LONG-TERM DEBT (CONTINUED)
Project and to enter into agreements for the payment of certain commissions;
(vii) permit certain indebtedness in connection with a 1,400-seat production theater; and (viii) other technical amendments (collectively, "First Amendment to the Credit Agreement"). Further, the First Amendment to the Credit Agreement provided that if the FF&E Financing documents (see the following discussion under "Furniture, Fixtures and Equipment Financing" ("FF&E Financing")) were not correspondingly amended by March 10, 1999, an event of default would exist under the Credit Agreement.

    After various discussions with the lenders under the FF&E Financing, the Company determined that it would not be in its best interest to effect corresponding amendments to the FF&E Financing documents consistent with the First Amendment to the Credit Agreement. The Company, London Clubs and the Sommer Trust have submitted a proposed second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement"), to cure the events of default. The Second Amendment to the Credit Agreement provides: (i) the Music Indebtedness has been paid by or on behalf of Aladdin Music and this event of default is waived by the Lenders; (ii) a capital contribution in the amount of approximately $18.5 million (see Note 8 regarding additional disclosures) has been made to bring the Main Project Budget "In Balance," as defined in the Credit Agreement; (iii) the letters of credit which were posted in connection with the November 1998 Out-of-Balance will be drawn and the proceeds deposited in Gaming's account; (iv) amending certain definitions of the Credit Agreement, including, "Available Funds," "Indebtedness," and "Realized Savings"; (v) requiring any costs in excess of $36 million for completing the Carpark will be funded by the Sommer Trust and London Clubs; (vi) requiring that Gaming maintain a minimum "Net Worth" at the close of each calendar month of not less than $100.0 million plus 85% of positive Net Income (as defined); and (vii) other technical amendments to the Credit Agreement. The Company has been advised by its counsel, that the Second Amendment to the Credit Agreement will not require the approval or consent of either the FF&E Financing lenders or the Noteholders.

    The Second Amendment to the Credit Agreement would require additional contributions to the Company on a monthly basis if the Company's net worth falls below $100 million. The Company estimates that additional contributions of approximately $33 million will be required to maintain a net worth of $100 million prior to the opening of the Aladdin. The Company has informed both London Clubs and the Sommer Trust of the estimated future equity contributions required under the net worth limit.

    Because certain provisions of the First Amendment to the Credit Agreement are not effective and the Second Amendment to the Credit Agreement has not been approved by the Lenders, the Lenders are no longer required to forbear exercising their rights, remedies and options with respect to the events of default under the Credit Agreement, which if exercised, would result in delays in funding under the Credit Agreement or termination of the Credit Agreement.

    Based on the above discussion, the Company is in default under its Credit Agreement as of the date of the filing of these financial statements and therefore has classified the Term B Loan and Term C Loan as current maturities of long-term debt. The following discussion related to the Term B Loan and Term C Loan is only applicable if the Second Amendment to the Credit Agreement is approved by the Lenders and the Lenders do not exercise their rights, remedies and options with respect to the events of default under the Credit Agreement.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LONG-TERM DEBT AND CURRENT MATURITIES OF LONG-TERM DEBT (CONTINUED) Principal payments for the Term Loans do not commence until the end of the first quarter following the commencement of operations of the Aladdin. The following table details the required yearly principal amortization during operations.

      PRINCIPAL
 AMORTIZATION (AFTER
   COMMENCEMENT OF
     OPERATIONS)       TERM A LOAN   TERM B LOAN   TERM C LOAN
---------------------  ------------  ------------  ------------
                                    (IN THOUSANDS)
       Year 1           $   16,000    $    1,200    $    1,600
       Year 2               20,000         1,200         1,600
       Year 3               28,000         1,200         1,600
       Year 4               32,000         1,200         1,600
       Year 5               40,000         1,200         1,600
       Year 6                             68,000         1,600
       Year 7                             40,000        48,400
       Year 8                                          102,000
                       ------------  ------------  ------------
       TOTALS           $  136,000    $  114,000    $  160,000
                       ------------  ------------  ------------
                       ------------  ------------  ------------

    In addition to the principal amortization schedules, the Company is required to make mandatory prepayments beginning the first quarter following the commencement of operations of the Aladdin. The mandatory prepayments are based on a percentage of Gaming's excess cash flow as defined in the Credit Agreement. The mandatory prepayments are due quarterly and the percentages of excess cash flow are detailed below:

                              PERCENTAGE OF
                            EXCESS CASH FLOW
                          ---------------------
Year 1                                 65%
Year 2                                 60%
Year 3 and thereafter                  55%

    As security for the Bank Credit Facility, the Company has entered into a deed of trust in favor of the Lenders securing the Notes and all obligations of the Company under the Bank Credit Facility, encumbering the Aladdin (including any and all leasehold interests) as a first priority lien. In addition, the Company has either assigned or entered into security agreements in favor of the Lenders for all present and future leases, accounts, accounts receivable, licenses and any other tangible or intangible assets owned or leased by the Company, subject to the rights of the FF&E Lenders under the FF&E Financing (see the following discussion under "Furniture, Fixtures and Equipment Financing ("FF&E Financing")).

    As further security for the Bank Credit Facility and to the extent permissible, the owners of the Company have pledged their interests in the Company to the Lenders and Gaming Holdings has pledged its interest in Gaming to the Lenders other than the Series A Preferred Interests.

    The Bank Credit Facility contains covenants that (subject to certain exceptions) restrict the ability of Gaming and its subsidiaries to, among other things: (i) incur additional indebtedness, liens or other encumbrances; (ii) pay dividends or make similar distributions; (iii) sell assets or make investments;

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LONG-TERM DEBT AND CURRENT MATURITIES OF LONG-TERM DEBT (CONTINUED)
(iv) enter into mergers, consolidations, or acquisition transactions; or (v) enter into certain transactions with affiliates.

FURNITURE, FIXTURES AND EQUIPMENT FINANCING ("FF&E FINANCING")

    On June 30, 1998, the Company entered into FF&E Financing which provides for operating lease financing of up to $60.0 million and a term loan facility of $20.0 million to obtain gaming equipment and other specified equipment. Funding under the FF&E Financing is available beginning six months prior to the construction completion date of the Aladdin. Repayment of principal and interest is due in quarterly installments upon the construction completion date of the Aladdin. The term of the operating lease financing is 36 months (with the Company having two, one year options to renew) and the term of the loan facility is five years. The interest rate from the funding date until the construction of the Aladdin is complete is either the 30-day LIBOR plus 478 basis points or the Prime Rate plus 275 basis points. After the construction completion date, the interest rate shall be the 90-day LIBOR plus 478 basis points. As of December 31, 1998, the FF&E financing had not been funded.

    On February 17, 1999, GMAC Commercial Mortgage ("GMAC"), one of the participants in the FF&E Financing, issued a "Note of Default" based on the Company's proposal to amend the minimum net worth amount under the FF&E Financing documents and further provided that GMAC was terminating its obligations to fund under the FF&E Financing. On February 26, 1999, the Company responded that, pursuant to the Intercreditor Agreement, dated June 30, 1998, no participant in the FF&E Financing, including GMAC, could declare a Default or Event of Default (other than a payment default) prior to the initial funding under the FF&E Financing and that in fact no default or event of default existed.

INTEREST RATE SWAPS

    The Company has entered into various interest rate swaps to manage interest expense, which is subject to fluctuations due to the variable nature of LIBOR. The Company has interest rate swap agreements under which it pays a fixed interest rate and receives a variable interest rate.

    At December 31, 1998, the Company had interest rate swaps with a notional amount of approximately $787.3 million that consist of the following: (i) a cap and floor notional amount of $250 million; (ii) a swap with an original notional amount of $114 million increasing to a maximum of $222.5 million; (iii) a swap with a notional amount of $160 million; and (iv) a swap option with a notional amount of $154.8 million. As of December 31, 1998, the Company had a portfolio of variable rate debt outstanding in the amount of $274 million.

    Under these agreements, the Company will receive interest from the counterparty at a variable rate equal to LIBOR and the Company will pay the counterparty fixed rates of interest as follows: (a) until the Aladdin commences operations, for the Term A Loan and the Term B Loan interest is fixed at 5.883% and for the Term C Loan interest is fixed at 6.485%; and (b) once the Aladdin has commenced operations, for the Term A Loan and the Term B Loan, the maximum interest is 7.00% and the minimum is 5.65%, and for the Term C Loan, the interest has been fixed at 6.485%. The LIBOR applicable to these agreements was 5.3125% at December 31, 1998. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LONG-TERM DEBT AND CURRENT MATURITIES OF LONG-TERM DEBT (CONTINUED) the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

    Neither the Company nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults. The Company does not hold or issue rate swap agreements for trading purposes.

FAIR VALUE OF LONG-TERM DEBT, CURRENT MATURITIES OF LONG-TERM DEBT AND INTEREST
  RATE SWAPS

    The estimated fair value of the Company's long-term debt, current maturities of long-term debt and interest rate swaps have been determined using appropriate market information and valuation methodologies. Considerable judgment is required to determine the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                       DECEMBER 31, 1998
                                                                  ----------------------------
                                                                  CARRYING AMOUNT   FAIR VALUE
                                                                  ----------------  ----------
                                                                         (IN THOUSANDS)
Senior Discount Notes...........................................    $    114,353    $   50,945
Term B Loan.....................................................         114,000       114,000
Term C Loan.....................................................         160,000       160,000
Interest Rate Swaps Loss........................................         -              13,895

    The fair value for the Company's Senior Discount Notes is based on dealer quotes for those instruments. The fair values for the Company's Term B Loan and Term C Loan are assumed to approximate carrying values as the interest rate on the loans fluctuate with changes in LIBOR (i.e., a variable rate loan). The fair market value of the Company's interest rate swaps is based on the estimated termination values at December 31, 1998 as provided by the counterparty to the swaps.

3. GOING CONCERN ASSUMPTION

    The Company is currently in default of certain provisions related to its Bank Credit Facility, as disclosed in Note 2. Management has, therefore, classified the Term B and Term C Loan as current maturities of long-term debt.

    The Company plans to (i) cure the events of default referred to above; (ii) continue to comply with current and future Bank Credit Facility debt covenants; and (iii) obtain adequate funding through project completion. To accomplish these plans, management (a) is currently seeking an additional contribution of $18.5 million from London Clubs (which the Company has been advised will be funded by London Clubs); (b) together with London Clubs and the Sommer Trust, has submitted a proposed Second Amendment to the Credit Agreement (see Note 2), which seeks to cure all current events of default; and (c) has informed both London Clubs and the Sommer Trust of its estimate of future equity contributions of approximately $33 million required under the net worth test proposed under the Second Amendment to the Credit Agreement.

    If for any reason, funding under the Credit Agreement ceases, the Company will not have sufficient liquidity and capital resources to meet all its current and long term commitments and obligations, and to complete construction and commence operation of the new Aladdin Hotel and Casino.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LEASES

    The Company leases certain real property, furniture and equipment. At December 31, 1998 aggregate minimum rental commitments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

      YEAR ENDING DECEMBER 31,
------------------------------------   OPERATING LEASES
                                      -------------------
                                        (IN THOUSANDS)
                1999                       $     646
                2000                             200
                2001                              15
                                               -----
    Total Minimum Lease Payments           $     861
                                               -----
                                               -----

    Rental expense amounted to approximately $0.5 million for the year ended December 31, 1998.

5. INCREASE IN THE COMPANY'S BOARD OF MANAGERS

    Under the Credit Agreement, $25 million of the total project costs were designated as contingency funds. Contingency funds are made available to the Company as a function of the project's percentage of construction complete. However, the Company committed to changes in the plans and specifications early in the project while the percentage of completion was low. In addition, the Company revised certain items of the project budget and adjusted the budget accordingly, including an increase to pre-opening costs. Thus, because financial commitments were made when the contingency funds were not yet available to pay for such changes, an out-of-balance of approximately $6.5 million was created in November, 1998 ("November 1998 Out-of-Balance"). The Sommer Trust and London Clubs posted letters of credit in the amounts of $1,030,500 and $5,543,500, respectively, to fund the November 1998 Out-of-Balance. The Sommer Trust and London Clubs are parties to the Bank Completion Guaranty whereby, among other things, the parties agreed to fund certain project costs increases and to a contribution agreement ("Contribution Agreement"), dated as of February 26, 1998, whereby, among other things, the parties agreed to share all the obligations under the Bank Completion Guaranty, 75% to the Sommer Trust and 25% to London Clubs. On November 30, 1998, the Sommer Trust and London Clubs agreed that because the Sommer Trust did not fund its proportionate share of the November 1998 Out-of-Balance, (a) the Sommer Trust and its affiliates shall vote their respective Holdings Common Membership Interests and cause Gaming Enterprises to vote its Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings, and (b) the Board of Managers for Gaming Holdings and Gaming was expanded from the then-current five Board members to six and the number of Board Members London Clubs designated was increased from two to three. Notwithstanding the change to increase London Clubs' voting power and the increase in the number of board members, the supermajority provisions contained in the Gaming Holdings' Operating Agreement which require the approval of the holders of at least 80% of the Gaming Holdings Common Membership Interests remain unaffected by this agreement.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. RELATED PARTY TRANSACTIONS AND GUARANTEES

LAND CONTRIBUTION AND RESTRICTED LAND

    As discussed in Note 1, both Sommer Enterprises, LLC and Gaming Enterprises contributed land to the Company. The land was originally owned by AHL, a related party under common control, and therefore the land has been recorded at its carryover basis. In addition, the land was subject to certain indebtedness which was paid by the Company on the date of the contribution. The indebtedness exceed the carryover basis of the land and therefore resulted in a negative contribution by Sommer Enterprises, LLC.

    The carryover basis of the land was approximately $40.25 million, but a portion of the land has been classified as restricted land due to a requirement to transfer the land to Aladdin Bazaar, LLC. Aladdin Bazaar, LLC is owned effectively 37.5% by the Sommer Trust. Aladdin Bazaar, LLC is currently constructing and will operate a themed entertainment shopping mall and 4,800-space car parking facility (together known as the "Mall Project"). The Mall Project is expected to be an integral part of the Aladdin entertainment complex. The carryover basis of the land was allocated to the Mall Project based on an appraisal of the entire land parcel. The Company expects to transfer the land before the end of 1999.

PURCHASE OF RESTRICTED MEMBERSHIP INTERESTS

    Certain members of the Company's executive management have purchased unvested restricted membership interests, in the aggregate, of 4.75% of the Company. Except for Mr. Goeglein, these membership interests will vest 25% on the opening of the Aladdin and 25% upon the expiration of the term of the executive's employment agreement. If Gaming continues to employ the executive after the expiration of the employment agreement, 25% of the interest will continue to vest on each anniversary of the Aladdin opening date until such interests are fully vested. After the term of the employment agreement, if Gaming does not continue to employ the executive, other than for Cause (as defined), or if the officer no longer continues his employment for Good Reason (as defined), only an additional 25% of the interest vests. Mr. Goeglein's membership interests become fully vested at the earlier of July 1, 2002 or the date on which such interests become publicly traded, conditioned upon Mr. Goeglein's continued relationship with Gaming. As of December 31, 1998, none of these membership interests had vested.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment contracts with five members of its senior management. The terms of these agreements provide for an aggregate annual amount of approximately $1.5 million, plus any bonuses granted by the Board of Directors and based on relevant criteria and performance standards. The agreements have an initial duration of between four years and five years and six months. All agreements were entered into during 1997. One agreement additionally provides for the individual to be retained as a consultant for $100,000 per year for 5 years after the initial term.

GAI, LLC CONSULTING AGREEMENT

    Gaming has entered into a consulting agreement with GAI, LLC, a Nevada limited liability company, 100 percent beneficially owned by Gaming's Chief Executive Officer. This agreement requires Gaming to pay to GAI, LLC a retainer of $12,500 per month until June 30, 2002 for remaining on call to provide services and expertise for such month.

THE LONDON CLUB MANAGEMENT AGREEMENT

    Gaming, London Clubs and LCNI are parties to a management agreement which relates to the operations to be managed by London Clubs ("The London Club"). Under this agreement, London Clubs

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. RELATED PARTY TRANSACTIONS AND GUARANTEES (CONTINUED) has agreed to guaranty the obligations of LCNI. In consideration for the services to be furnished by LCNI under the management agreement, Gaming will pay to LCNI a performance-based incentive fee. This fee will be calculated based on a range of percentages applied to certain thresholds of The London Club EBITDA (defined as gross revenue attributable to The London Club, less all costs and expenses directly attributable to The London Club).

COMPLETION GUARANTY AND KEEP-WELL AGREEMENT

    London Clubs, the Sommer Trust and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The guaranty is not subject to any maximum dollar limitations. In addition, AHL, London Clubs and Bazaar Holdings (collectively, "Sponsors") have entered into an agreement ("Keep-Well Agreement") in favor of the Lenders under the Bank Credit Facility. The Keep-Well Agreement requires the Sponsors to make certain quarterly cash equity contributions to Gaming beginning with the commencement of operations if Gaming fails to comply with the minimum fixed charge coverage ratio set forth in the Bank Credit Facility. Under the Keep-Well Agreement, the Sponsors are not required to contribute an aggregate of more than $150.0 million to Gaming ($30.0 million in any one fiscal year), and are not required to contribute any amounts to Gaming on or after the earlier of the date on which Gaming complies with all of the financial covenants set forth in the Credit Agreement for six consecutive quarterly periods or the date on which the aggregate outstanding principal amounts of the Credit Agreement are reduced below certain amounts.

    The Sommer Trust, London Clubs, Aladdin Bazaar Holdings, LLC and the Bank of Nova Scotia, as administrative agent for the Lenders, have entered into the First Amendment to the Guaranty of Performance and Completion, dated as of March 10, 1999 ("First Amendment to the Bank Completion Guaranty"). The First Amendment to the Bank Completion Guaranty requires that the Sommer Trust, London Clubs and Aladdin Bazaar Holdings, LLC jointly and severally guarantee that Gaming maintains the minimum Net Worth required by the Second Amendment to the Credit Agreement. On March 30, 1999, the Sommer Trust and London Clubs agreed that if either party is required to contribute more than its proportionate share of any amounts necessary for Gaming to maintain the revised Net Worth as required in the Second Amendment to the Credit Agreement, then the party who contributes more than its proportionate share will be deemed to have made a recourse loan to the party who contributes less than its proportionate share in the amount not funded by such party. The recourse loan will bear interest at 20% per annum and will be payable by a transfer at par value of the corresponding amount of the Holdings Common Membership Interests held directly by the party who did not contribute its proportionate share. Until the recourse loan is paid, the party who contributed more than its proportionate share will have a security interest and continuing lien in said Holdings Common Membership Interests.

    During 1998, London Clubs received a fee of $2.65 million for its obligations under the Keep-Well Agreement and in addition is entitled to an annual fee of 1.5%, payable in arrears, of the Company's annual average indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported by the Keep-Well Agreement. Such fees accrue from the closing date of the Bank Credit Facility and are payable from available cash flow after the opening of the Aladdin. As of December 31, 1998, the Company had accrued approximately $3.4 million in Keep-Well fees to London Clubs, which is reported in

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. RELATED PARTY TRANSACTIONS AND GUARANTEES (CONTINUED) the Balance Sheet as Related Party Payables. Additionally, the Company agreed to reimburse approximately $2.8 million to London Clubs for certain expenses incurred relating to the Aladdin; however, in November 1998, London Clubs agreed to defer the payment of approximately $189,000 of this reimbursement until the Main Project Budget under the Credit Agreement is In Balance (as defined in the Credit Agreement). As of December 31, 1998, London Clubs received approximately $2.4 million of this $2.8 million reimbursement obligation.

    In consideration for certain expenses incurred by the Sommer Trust prior to February 26, 1998, relating to the management and coordination of the development of the Aladdin, the Company reimbursed $3.0 million to the Sommer Trust on February 26, 1998. In addition, Gaming will reimburse certain ongoing out-of-pocket expenses of the Sommer Trust relating to the development of the Aladdin, not to exceed $0.9 million. In November 1998, the Sommer Trust agreed to defer such reimbursement until the Main Project Budget under the Credit Agreement is In Balance (as defined in the Credit Agreement). As of December 31, 1998, the Sommer Trust had received approximately $3.3 million of the total $3.9 million reimbursement.

PAYMENT OF MUSIC INDEBTEDNESS

    During 1998, the Sommer Trust, the approximately 72% beneficial owner of the Company, paid approximately $260,000 to certain trade creditors on behalf of Aladdin Music and Mr. Sommer, the Company's Chairman of the Board, individually paid $500,000 to a trade creditor on behalf of Aladdin Music. Further, during the first quarter of 1999, the Sommer Trust paid approximately $747,000 to a trade creditor on behalf of Aladdin Music. To the extent permissible, Aladdin Music has agreed, if and when Aladdin Music secures a joint venture partner and financing for the Aladdin Music Project to reimburse the Sommer Trust and Mr. Sommer such advanced funds.

7. COMMITMENTS AND CONTINGENCIES

ENERGY SERVICES AGREEMENT

    The Company entered into an energy services agreement for hot and cold water and electricity that will be purchased by the Company and the Mall Project (which would include the tenants of the mall) over initial terms of 20 years.

    The central utility plant is being constructed by Northwind Aladdin, LLC ("Northwind") on land owned by the Company and leased to Northwind. The central utility plant and equipment (collectively, "Costs") will be owned by Northwind, which will pay all costs in connection with the construction, purchase and installation. The current budget for the Costs is $40.0 million.

    The charges payable under the energy services agreement will include a fixed component applied to the Costs paid by Northwind and reimbursement of operational related costs.

    The Company's share of Costs under its energy services agreement is based on the total Costs (currently budgeted at $40 million) less the amounts payable by the Mall Project and Aladdin Music, if and when, Aladdin Music enters into an energy services agreement with Northwind. The Mall Project's share of Costs is approximately $2.9 million.

    If Aladdin Music: (i) does not enter into an energy services agreement with Northwind prior to the Company incurring Costs under its energy services agreement; and (ii) the share of Costs assumed by

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Aladdin Music are not significant, then the Company intends to account for the total Costs incurred by Northwind as a capital lease. If however, items (i) and
(ii) above are accomplished prior to the Company incurring any Costs under its energy services agreement, the Company will account for the energy services agreement as an executory contract and expense the Costs as incurred.

MALL PROJECT COSTS

    In connection with the development of the Mall Project, Aladdin Bazaar, LLC will reimburse the Company approximately, $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar, LLC is obligated to spend no more than $36.0 million for the parking garage. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay Aladdin Bazaar, LLC: (i) a $3.2 million fee per year for a term of 99 years, which is adjusted annually pursuant to a consumer price index-based formula, for usage of the parking garage; and (ii) the Company's proportionate share of the operating costs associated therewith.

CONSTRUCTION COSTS

    Fluor Daniel, Inc. is the design/builder ("Design/Builder") of the Aladdin. The Design/Builder has entered into a guaranteed maximum price design/build contract ("Design/Build Contract") (subject to scope changes) with the Company to design and construct the Aladdin. During the course of construction, a number of issues and items have arisen in connection with various change orders and delay claims submitted with the project and the scope of the Design/Build Contract. The Company has submitted three disputed Design/Builder equitable scope change requests ("Claims") to arbitration ("Arbitration") pursuant to the provisions of the Design/Build Contract. The Company believes that the Claims relate to design and work which is base work contemplated in the Design Build Contract and therefore should be included in the guaranteed maximum price of the Design/Builder. The Design/Builder has responded to the Company's argument in Arbitration, alleging, among other things, that the Claims relate to unforeseen conditions, and/or are due to the actions of the Company, and therefore, the Company is responsible for all costs and delays associated with the Claims. While the Company intends to aggressively and vigorously pursue the Claims, and believes that it will ultimately prevail in arbitration, the Claims are only in the preliminary stages of the Arbitration process, and therefore, no assurances can be given with respect to the ultimate outcome. The Design/Builder has presented Claims in the amount of approximately $4.7 million.

8. SUBSEQUENT EVENTS

DEVELOPMENT AND CONSTRUCTION OF ALADDIN

    The development of the Aladdin commenced during the first quarter of 1998. In March 1999, the Company completed a review of the project budget and determined that it was appropriate to increase the project budget by approximately $18.5 million, which amount reflected an increase in construction costs of approximately $9.5 million and an increase in pre-opening costs of approximately $9.0 million (collectively, "March 1999 Out-of-Balance"). In addition to this amount, it will be necessary to increase the project budget by the amount of the Music Indebtedness as a means to cure that event of default. See discussion at Note 2 for Music Indebtedness event of default.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. SUBSEQUENT EVENTS (CONTINUED)
    The Company has informed the Sommer Trust and London Clubs of the March 1999 Out-of-Balance and requested that, pursuant to the Bank Completion Guaranty, the Sommer Trust and London Clubs fund the March 1999 Out-of-Balance. As of March 30, 1999, neither party has funded the March 1999 Out-of-Balance; however, London Clubs has advised the Company that it will fund the full March 1999 Out-of-Balance amount.

    The March 1999 funding under the Credit Agreement was to be made, assuming payment of the March 1999 Out-of-Balance, on or about March 18, 1999. As of March 30, 1999, such funding had not occurred, and the Company believes the funding will not occur without the payment by London Clubs of the March 1999 Out-of-Balance. Even if the March 1999 Out-of-Balance is paid, due to the existing events of default under the Credit Agreement, there can be no assurances that any funding will be made under the Credit Agreement or that the Credit Agreement will not be terminated.

    The monthly payment to Fluor Daniel, Inc., the design/builder ("Design/Builder") of the Aladdin was due from the Company on or about March 18, 1999. As the Company did not receive its March 1999 funding under the Credit Agreement, as of March 30, 1999, the Company has not paid the Design/Builder. Under the Design/Build Contract, ten days after payment is due, the Design/Builder can issue a written notice of non-payment and if payment is not made within ten days after such notice, Design/Builder can stop work on the Project. If the Design/Builder does stop work on the Project, it will cause delays and expenses to the Project which would have a material and adverse effect on the Company. After expiration of the applicable time periods, a default under the Design/Build Contract is an event of default under the Credit Agreement.

OPINION OF THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANT

    Arthur Andersen LLP, the Company's independent public accountant, has issued an opinion in connection with its audit of the Company's financial statements which includes an explanatory fourth paragraph that calls attention to the existence of substantial doubt about the Company's ability to continue as a going concern. The Credit Agreement and the FF&E Financing documents requires that the Company's annual financial statements be audited without an Impermissible Qualification (as defined in the Credit Agreement) from the independent public accountants, which includes any qualification or exception to the accountant's opinion of a "going concern," or similar nature. If such qualified opinion is not cured within thirty days, it would constitute an event of default.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth the executive officers and the directors of Gaming Holdings, Gaming and Capital. A "director" of the Gaming Holdings or Gaming as such term is used in this Form 10-K, shall refer to a person who sits on the Board of Managers of Gaming Holdings ("Gaming Holdings Board") or Gaming ("Gaming Board").

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Jack Sommer..........................................          52   Chairman of the Gaming Holdings Board and the Gaming
                                                                    Board; Director of Capital

Richard J. Goeglein..................................          64   Chief Executive Officer and President of Gaming
                                                                    Holdings, Gaming and Capital; Director of Gaming
                                                                    Holdings, Gaming and Capital

Ronald Dictrow.......................................          55   Executive Vice President and Director of Gaming
                                                                    Holdings, Gaming and Capital and Secretary of Gaming
                                                                    Holdings and Capital

Alan Goodenough......................................          55   Director of Gaming Holdings, Gaming and Capital

G. Barry C. Hardy....................................          51   Director of Gaming Holdings, Gaming and Capital

William Timmins......................................          51   Director of Gaming Holdings and Gaming

James H. McKennon....................................          45   Senior Vice President of Gaming Holdings, Gaming and
                                                                    Capital; President/Chief Operating Officer of the
                                                                    Aladdin Hotel and Casino

Cornelius T. Klerk...................................          45   Senior Vice President/Chief Financial Officer/
                                                                    Treasurer of Gaming Holdings, Gaming and Capital

Lee A. Galati........................................          57   Senior Vice President/Human Resources of Gaming
                                                                    Holdings, Gaming and Capital

Jose A. Rueda........................................          62   Senior Vice President/Gaming of Gaming Holdings,
                                                                    Gaming and Capital

David Attaway........................................          44   Senior Vice President of Gaming Holdings, Gaming and
                                                                    Capital; President and Chief Operating Officer of the
                                                                    Aladdin Music Project

Patricia Becker......................................          47   Senior Vice President/General Counsel of Gaming
                                                                    Holdings, Gaming and Capital and Secretary of Gaming

    Jack Sommer is the Chairman of the Gaming Holdings Board and the Gaming Board and a director of Capital. Mr. Sommer has been a full time resident of Las Vegas since 1988. Mr. Sommer is both a trustee and contingent beneficiary of the Trust. He has over 25 years of experience in developing residential and commercial real estate, including luxury residential projects such as North Shore Towers, in Queens County, New York, and The Sovereign at 425 East 58th Street in Manhattan. The Sommer family has been in the real estate development business for over 100 years, operating for part of that time as Sommer Properties ("Sommer Properties") founded by Mr. Sommer's father (who passed away in 1979), and which is controlled by Mr. Sommer and his mother, Mrs. Viola Sommer. Other well known developments of Sommer Properties have included 280 Park Avenue, Manhattan, an 820,000 square foot office building in Manhattan formerly owned and currently partially occupied by the Bankers Trust Company; 135 West 50th Street, Manhattan, an 800,000 square foot office building also known as the AMA Building; and 600 Third Avenue, Manhattan, a 500,000 square foot office building. Sommer Properties has also developed over 35,000 single family homes, primarily in New Jersey.

    Richard J. Goeglein is Chief Executive Officer and a director of Gaming Holdings, Gaming and Capital. Mr. Goeglein has spent over 35 years in the hotel/casino and food service industry. He was an Executive Vice President and a member of the Board of Directors of Holiday Inns and Holiday Corp. from 1978 through 1987 and led the management team that consummated the 1980 acquisition of Harrah's Hotels and Casinos ("Harrah's") for Holiday Inns. Mr. Goeglein subsequently served as President and Chief Executive Officer of Harrah's from 1980 to the Fall of 1984 and as President and Chief Operating Officer of Holiday Corp. (the parent company of Holiday Inns, Harrah's, Hampton Inns and Embassy Suites) from October 1984 through 1987. From 1988 to 1992, Mr. Goeglein participated in several corporate turnarounds in the technology and consumer services fields. In 1992, Mr. Goeglein formed Gaming Associates, Inc. ("Gaming Associates") to take management control of Dunes Hotel and Casino in Las Vegas and to prepare a plan of closure for and carry out the closure of the property. Gaming Associates provided consulting services to the lodging and gaming industries. Mr. Goeglein recently served as a member of the Gaming Oversight Committee of Marriott Corporation ("Marriott") and through Gaming Associates, provided consulting services to Marriott's gaming operations situated outside of the United States through December 1997. Mr. Goeglein served as a director of Hollywood Park, Inc. until October 1998.

    Ronald Dictrow is Executive Vice President and a director of Gaming Holdings, Gaming and Capital and Secretary of Gaming Holdings and Capital. Mr. Dictrow spent the first 12 years of his professional career as a CPA with the New York accounting firm David Berdon & Company and has a master's degree in accounting and taxation. In 1979, he was hired by Sigmund Sommer as Controller with financial responsibility for all of Mr. Sommer's properties. In 1984, Mr. Dictrow became Treasurer and Chief Financial Officer of the Sommer Trust with the additional responsibility for the operations and management of these properties. Mr. Dictrow is an advisor and consultant to Mrs. Viola Sommer and has been an officer and director of Sovereign Apartments, Inc., a New York City cooperative apartment building since 1979. Mr. Dictrow has had business dealings with the Sommer family for over 20 years.

    Alan Goodenough is a director of Gaming Holdings, Gaming and Capital. Mr. Goodenough, who is chief executive officer of London Clubs, has over 30 years of experience in the leisure and gaming industry, having worked as a public company director and at other senior levels with several major public leisure and casino companies in the United Kingdom. As chief executive officer of London Clubs, Mr. Goodenough was instrumental in that company's initial public offering on the London Stock Exchange in June 1994. Mr. Goodenough is also presently a fellow of the United Kingdom Hotel and Catering Institute and a member of the Institute of Directors of England and Wales.

    G. Barry C. Hardy is a director of Gaming Holdings, Gaming and Capital. Mr. Hardy has served as Finance Director of London Clubs since 1989. Before joining London Clubs, Mr. Hardy had extensive business experience in the leisure and gaming industries. Such experience included executive level positions with Pleasurama, plc where he held the offices of Development Director, Group Finance Director and Company Secretary. In addition, Mr. Hardy was actively involved in the development of Pleasurama's leisure and casino interests. In 1988, after the acquisition of Pleasurama by Mecca Leisure Ltd., Mr. Hardy was appointed to Mecca's Board as Managing Director of its casino division.

    William Timmins is a director of Gaming Holdings and Gaming. Mr. Timmins has served as Director of International Operations of London Clubs since March, 1996. Mr. Timmins has over thirty years of experience in the casino industry and before joining London Clubs, Mr. Timmins was the Managing Director of Soceite Participation Investisments Casino, the third largest gaming company in France, from 1990 until 1995.

    James H. McKennon is Senior Vice President of Gaming Holdings, Gaming and Capital and President/Chief Operating Officer of the Aladdin Hotel and Casino. Mr. McKennon's career spans over 22 years in the hotel and casino industry in a variety of executive positions. He was President and Chief Operating Officer of Caesars World International Marketing (the casino marketing division of Caesars World) from 1994 to 1996 and served as the President and Chief Operating Officer of Caesars Tahoe from 1991 to 1994. Mr. McKennon first joined Caesars as the Senior Vice President-Hotel Operations for Caesars Palace in Las Vegas, a position he held until his promotion in 1991. From 1976 to 1988 he held a variety of managerial positions at both the property and corporate level for Westin Hotels.

    Cornelius T. Klerk is the Senior Vice President/Chief Financial Officer of Gaming Holdings, Gaming and Capital. He has over 20 years of experience in the hotel and casino industry both at the corporate and property level. From 1993 to 1997 Mr. Klerk was Vice President-Finance for Hilton Gaming Division (the gaming division of Hilton Hotels Corporation ("Hilton"). In that position he was responsible for the financial oversight of all gaming properties owned and operated by Hilton. He was employed by Harrah's from 1979 to 1985 and again from 1989 to 1993 in a variety of financial management positions ranging from Casino Controller for Harrah's Atlantic City to Vice President, Finance-Southern Nevada. From 1985 to 1987, Mr. Klerk was Vice President of Gilpin, Peyton and Pierce, a regional advertising agency and from 1987 to 1989, he was Corporate Controller for Forte Hotels International in San Diego, California. Mr. Klerk was previously a CPA with the accounting firm of Price Waterhouse.

    Lee A. Galati is the Senior Vice President/Human Resources of Gaming Holdings, Gaming and Capital. Mr. Galati has 23 years of human resources experience in a variety of industries in both the public and private sectors. He was most recently the Director of Human Resources for Sky Ute Casino in Durango, Colorado from 1996 to 1997. Mr. Galati served as the Director of Human Resources for La Plata County, Colorado from 1993 to 1995. From 1990 to 1993, Mr. Galati served as an adjunct professor in the School of Business at Fort Lewis College in Durango, Colorado. His experience also includes serving as Director of Operations Support Services and Human Resources for Northern Telecom in San Diego from 1984 to 1990 as well as Director of Human Resources for Beckman Instruments in Fullerton, California from 1980 to 1984. Mr. Galati earned a Masters in Human Resources and Organization Development from the University of San Francisco in 1984.

    Jose A. Rueda is the Senior Vice President/Gaming of Gaming Holdings, Gaming and Capital. Mr. Rueda's 29 years experience in the gaming industry includes gaming operations as well as the sale and distribution of gaming equipment. He was the Vice President, North East Region of Mikohn Gaming Corporation from 1995 to 1997. Mikohn is a leading supplier of gaming equipment to the casino industry. Prior to joining Mikohn, Mr. Rueda was with Harrah's for 24 years in a variety of management positions that included Director of Slot Operations, Harrah's Atlantic City, from 1986 to 1994; Vice President of Gaming/Slots, Harrah's Corporate from 1984 to 1986; Vice President of Operations, Harrah's at Trump Plaza from 1983 to 1984 and Vice President of Gaming, Harrah's Corporate from 1980 to 1983. Mr. Rueda has extensive experience in property research and development along with creative product positioning. He holds a business management degree from the University of Nevada at Reno.

    David Attaway is the Senior Vice President of Gaming Holdings, Gaming and Capital and President and Chief Operating Officer of the Aladdin Music Project. Mr. Attaway has 18 years experience in the entertainment, hotel and casino industry in a variety of executive positions. He joined Caesars Tahoe in 1986 and held the following positions during his 12 year tenure: Senior Vice President and General Manager from 1996 to 1998; Senior Vice President of Casino Operations and Marketing, 1996 and Senior Vice President of Marketing, 1992 to 1996. Prior to joining Caesars Tahoe, Mr. Attaway was the Director of Marketing and Finance for Lawlor Event Center in Reno, Nevada from 1983 to 1985. He held management positions with Five Flag Center in Dubuque, Iowa from 1981 to 1983. Mr. Attaway holds a Bachelors Degree in Theater Management from Ohio University and he completed the Masters Program in Marketing at the same institution.

    Patricia Becker is the Senior Vice President/General Counsel of Gaming Holdings, Gaming and Capital and Secretary of Gaming. Ms. Becker currently is a director of Powerhouse Technologies, Inc. and Fitzgerald's Gaming Corporation and chairs the Compliance Committee for both companies. From 1993 to 1995, Ms. Becker was Chief of Staff for Nevada Governor, Bob Miller. From 1985 to 1993 Ms. Becker was with Harrah's Hotels and Casinos, where she held the position of Senior Vice President and General Counsel. Prior to joining Harrah's, she was a member of Nevada State Gaming Control Board. She holds a Juris Doctorate degree from California Western School of Law.

COMMITTEES

    The Gaming Holdings Operating Agreement provides that there will be Executive Management Committees which will be responsible for the day to day management of Gaming Holdings and Gaming. The Executive Management Committee of Gaming includes the following persons: the President and Chief Executive Officer of Gaming; the Chief Financial Officer of Gaming; the President and Chief Operating Officer of the Aladdin; the President and Chief Operating Officer of the Aladdin Music Project; the Senior Vice President of Human Resources of Gaming; the Senior Vice President/Gaming of Gaming; the Senior Vice President/General Counsel of Gaming and a London Club Board member. The Gaming Holdings Board may also establish committees of the Gaming Holdings Board as it may deem necessary or advisable. Each of London Clubs and Sommer Enterprises is entitled to have one of its nominee Gaming Holdings Board members on each such committee. Presently, no committees of the Gaming Holdings Board have been established.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table summarizes the compensation earned during 1998 and 1997 by Gaming Holdings', Gamings' and Capital's Chief Executive Officer and the four highest compensated executive officers of the Gaming Holdings, Gaming or Capital who earned over $100,000 in 1998 or 1997.

                                                                                      LONG-TERM
                                                 ANNUAL COMPENSATION(1)            COMPENSATION(1)
                                           -----------------------------------  ---------------------
                                                                 OTHER ANNUAL     RESTRICTED STOCK        ALL OTHER
NAME AND PRINCIPAL OCCUPATION               SALARY      BONUS    COMPENSATION          AWARDS          COMPENSATION(1)
------------------------------             ---------  ---------  -------------  ---------------------  ----------------
Richard J. Goeglein Chief
  Executive Officer...........       1998  $ 630,770(2) $       0  $   248,379(3)       $       0         $   22,137(4)
                                     1997  $ 650,000(5) $       0           --(6)       $       0(7)      $   16,343(4)
James H. McKennon Senior Vice
  President...................       1998  $ 330,192  $       0            --(8)       $       0          $      696(4)
                                     1997  $ 243,750(9) $       0           --(8)       $       0(10)     $      635(4)
Jose A. Rueda Senior Vice
  President...................       1998  $ 243,423  $       0            --(8)       $       0          $    1,896(4)
                                     1997  $  86,538(9) $       0           --(8)       $       0(11)     $        0
Cornelius T. Klerk Chief
  Financial Officer...........       1998  $ 195,785  $  50,000            --(8)       $       0          $      381(4)
                                     1997  $  96,154(9) $       0           --(8)       $       0(12)     $        0
David Attaway Senior Vice
  President...................       1998  $ 204,669 13) $       0  $   173,163(14)       $       0       $      136(4)
                                     1997  $       0  $       0   $         0         $       0           $        0

--------------------------

(1) All of the executive officers of the Company (other than Mr. Dictrow) are compensated by Gaming. Mr. Dictrow is principally employed by the Sommer Trust and is compensated by the Sommer Trust. Compensation has been paid on the Company's behalf by AHL for 1997 and until February 26, 1998.

(2) Includes $150,000 paid to GAI in 1998 for consulting fees.

(3) Represents automobile allowance of $19,536 and moving expenses of $228,843 including federal income tax gross-up paid to Mr. Goeglein.

(4) Represents life insurance premiums paid on behalf of the executive.

(5) Includes $150,000 paid to GAI in 1997 for consulting fees.

(6) GAI purchased vested Holdings Common Membership Interests representing 3% of the outstanding Holdings Common Membership Interests for $1,800. The price paid by GAI for such interests was equal to the fair market value of such interests at the time of purchase. The aggregate amount of all perquisites and other personal benefits received by Mr. Goeglein in 1997 was less than $50,000.

(7) Mr. Goeglein purchased unvested Holdings Common Membership Interests representing 2% of the outstanding Holdings Common Membership Interests for a purchase price of $1,200. Such interests had a fair market value of $1,200 on the date of purchase. See "Employment Agreements" for information regarding the vesting of the Holdings Common Membership Interests.

(8) The aggregate amount of all perquisites and other personal benefits received by the executive was less than 10% of the total annual salary and bonus paid to the executive.

(9) Executive's employment with Gaming began during 1997.

(10) Mr. McKennon purchased unvested Holdings Common Membership Interests representing approximately 1.0% of the outstanding Holdings Common Membership Interests for a purchase price of $600. Such interests had a fair market value of $600 on the date of purchase. See "Employment Agreements" for information regarding the vesting of the Holdings Common Membership Interests.

(11) Mr. Rueda purchased unvested Holdings Common Membership Interests representing approximately 0.75% of the outstanding Holdings Common Membership Interests for a purchase price of $450. Such interests had a fair market value of $450 on the date of purchase. See "Employment Agreements" for information regarding the vesting of the Holdings Common Membership Interests.

(12) Mr. Klerk purchased unvested Holdings Common Membership Interests representing approximately 0.75% of the outstanding Holdings Common Membership Interests for a purchase price of $450. Such interests had a fair market value of $450 on the date of purchase. See "Employment Agreements" for information regarding the vesting of the Holdings Common Membership Interests.

(13) Mr. Attaway's employment with the Company began in 1998.

(14) Represents moving expenses paid to Mr. Attaway including federal income tax gross-up.

EMPLOYMENT AGREEMENTS

    Richard J. Goeglein, James H. McKennon, Cornelius T. Klerk, Lee A. Galati and Jose A. Rueda ("Officers") each signed an employment agreement (each, "Employment Agreement") with Gaming during 1997. David Attaway and Patricia Becker are currently negotiating employment agreements with Gaming which are expected to be comparable to the employment agreements discussed herein. The terms of the Employment Agreements were amended on February 26, 1998 such that Gaming Holdings became a party and the Officers contributed their Restricted Membership Interests in Gaming to Gaming Holdings in return for Restricted Membership Interests in Gaming Holdings. The initial term of Mr. Goeglein's Employment Agreement is five years and six months, and the remaining Officers' Employment Agreements have an initial duration of four years. Pursuant to each Employment Agreement, the Officers have such authority, responsibilities and duties as are customarily associated with their positions with Gaming. The Employment Agreements provide that, during the term of their employment, the Officers will devote their full time, efforts and attention to the business and affairs of Gaming.

    The terms of the Employment Agreements provide for an annual base salary for Mr. Goeglein, Mr. McKennon, Mr. Klerk, Mr. Galati and Mr. Rueda of $500,000 ($600,000 after the opening of the Aladdin), $325,000 ($350,000 effective April
1998), $200,000, $150,000 and $250,000, respectively, plus any bonus granted by the Board of Directors based on relevant criteria and performance standards. All of the

Officers have been receiving and are expected to continue to receive their compensation from Gaming, except that prior to February 26, 1998, such amounts were paid by AHL on Gaming's behalf. Mr. Goeglein's Employment Agreement provides for annual bonuses based upon "on target" performances, ranging from 50% to 75% of his base salary, and is subject to certain tax provisions. The Gaming Board will consider increases to the Officers' base salary no less frequently than annually, commencing at the end of each Officer's first employment year. Any increase in base salary shall be within the sole discretion of the Gaming Board. The Employment Agreements provide that the Officers' salary cannot be reduced. After the initial term of Mr. Goeglein's Employment Agreement, Gaming has agreed to retain Mr. Goeglein as a consultant to Gaming for an additional five years at $100,000 per year. The Officers are entitled to receive other employee benefits from Gaming, such as health, pension and retirement and reimbursement of certain expenses.

    Pursuant to the terms of the Employment Agreements, as amended, Mr. Goeglein, Mr. McKennon, Mr. Klerk, Mr. Galati and Mr. Rueda have purchased for a total purchase price of $1,200, $600, $450, $150 and $450, respectively, unvested Gaming Common Membership Interests which were contributed to Gaming Holdings on February 26, 1998 in return for unvested Holdings Common Membership Interests representing approximately 2.0%, 1.0%, 0.75%, 0.25% and 0.75%, respectively, of the Holdings Common Membership Interests ("Restricted Membership Interests") subject to the receipt of applicable Nevada gaming regulatory approval (collectively, "Gaming Approvals"). Gaming Enterprises' interest in Gaming Holdings will be unaffected by the vesting of the Officers' Restricted Membership Interests. On January 27, 1999, the Company's Board of Directors, except with respect to Mr. Goeglein, amended the vesting schedule of each Officer's Restricted Membership Interests during the terms of the Employment Agreement to vest 25% on the date of the opening of the Aladdin and a further 25% upon the expiration of the initial term of the Employment Agreement. If Gaming continues to employ each Officer after the expiration of the initial term of his Employment Agreement, 25% of the Officer's Restricted Membership Interests will continue to vest on each anniversary of the opening date until such interests are fully vested. After the terms of the Employment Agreements, if Gaming does not continue to employ the Officer other than for Cause, or if the Officer no longer continues his employment for Good Reason, only an additional 25% of the Officer's Restricted Membership Interests vest. Mr. Goeglein's Restricted Membership Interests become fully vested at the earlier of July 1, 2002 and the date on which such interests become publicly traded, conditioned upon Mr. Goeglein's continued relationship with Gaming. If an Officer's employment with Gaming and Gaming Holdings terminates, Gaming and Gaming Holdings have the right to repurchase any unvested portion of the Officer's Restricted Membership Interest for an amount equal to the purchase price originally paid by the Officer for the Common Membership Interests. Under certain circumstances as set forth in the Employment Agreements, including if an initial public offering with respect to the Restricted Membership Interests has not occurred prior to the full vesting of such interests, the Officers have the right to sell their vested Restricted Membership Interests to Gaming Holdings at fair market value (subject to the receipt of applicable Gaming Approvals and to certain restrictions on restricted payments set forth in the Notes Indenture and the Bank Credit Facility). If Gaming Holdings does not satisfy its obligation to purchase the Restricted Membership Interests within seven days, the Officers have the right to require Gaming to purchase such interests at fair market value (subject to certain restrictions on Restricted Payments set forth in the Note Indenture). After Gaming has satisfied its obligation to purchase the Restricted Membership Interests, Gaming Holdings has the right to call such interests from Gaming for nominal consideration. If, prior to the date of an initial public offering with respect to the Restricted Membership Interests, an Officer is terminated for Cause, except with respect to Mr. Goeglein, Gaming and Gaming Holdings have the right to purchase any vested Restricted Membership Interests from the Officers at two times the original price paid by the Officer for such interests (in each case with corresponding rights in Gaming Holdings to purchase the Common Membership Interests which correspond to such Restricted Membership Interests for nominal consideration).

    The Employment Agreements may be terminated by Gaming with or without Cause (as defined in each Employment Agreement) or by the Officers for Good Reason (as defined in each Employment

Agreement). If an Officer is terminated for Cause, he shall be entitled only to such salary, bonus and benefits then accrued or vested. If an Officer is terminated without Cause or upon a Change in Control (as defined in the Employment Agreements), the Officer shall be entitled to such salary, bonus and benefits he would have been entitled for the remainder of the four-year term or twelve months, whichever is longer (in the case of Mr. Goeglein, any such amount remaining in connection with his term plus certain other amounts).

    Each Officer has agreed not to compete with Gaming during the term of the Employment Agreements (plus one additional year if the Officer was terminated for Cause) and has agreed to refrain from certain other activities in competition with Gaming.

    Each of the Employment Agreements provides that Gaming shall indemnify and hold the Officers harmless to the fullest extent permitted by Nevada law against costs, expenses, liabilities and losses, including reasonable attorney's fees and disbursements of counsel, incurred or suffered by the Officer in connection with his services as an employee of Gaming during the term of the respective Employment Agreement.

    Mr. Goeglein's Employment Agreement provides Mr. Goeglein with relocation expense reimbursement, an interest-free mortgage loan of $500,000 from AHL, and certain excise tax gross-up provisions.

GAI CONSULTING AGREEMENT

    Gaming has entered into a consulting agreement (as amended, "Consulting Agreement") with GAI, LLC ("GAI"), a Nevada limited-liability company, 100% beneficially owned by Richard Goeglein, which was subsequently amended on February 26, 1998 to add Gaming Holdings as a party and pursuant to which amendment GAI contributed its Common Membership Interests in Gaming to Gaming Holdings in return for Holdings Common Membership Interests. Pursuant to the Consulting Agreement, GAI will render such consulting services as are reasonably requested by the Gaming Board until June 30, 2002.

    During the term of the Consulting Agreement, Gaming shall pay GAI a retainer of $12,500 each month as payment for remaining on call to provide services and expertise for such month. In addition, GAI purchased a 3% Common Membership Interest in Gaming which was contributed to Gaming Holdings on February 26, 1998 in return for a 3% Holdings Common Membership Interest ("GAI Membership Interest") for a purchase price of $1,800. The GAI Membership Interest is fully vested and is subject to certain anti-dilution provisions contained in the Consulting Agreement (but subject to dilution upon exercise of the Warrants). In addition: (a) if Richard Goeglein is terminated from his employment with Gaming other than for "Cause" or voluntarily terminates for "Good Reason" (as such terms are defined in Mr. Goeglein's Employment Agreement with Gaming) after the consummation of the Funding Transactions and the Offering; or (b) if an initial public offering in respect of the GAI Membership Interest has not occurred prior to July 1, 2002, GAI has the right to sell any shares purchased under the Consulting Agreement back to Gaming Holdings at their fair market value at the time of such sale (subject to the receipt of applicable Gaming Approvals and to certain restrictions on restricted payments set forth in the Notes Indenture and the Bank Credit Facility). If Gaming Holdings does not satisfy its obligation to purchase the GAI Membership Interest within seven days, GAI has the right to require Gaming to purchase such interests at fair market value. After Gaming has satisfied its obligation to purchase the GAI Membership Interest, Gaming Holdings will have the right to call such interests from Gaming at nominal value.

    Pursuant to the Consulting Agreement, GAI has certain "piggyback" registration rights with respect to its interests purchased pursuant to the Consulting Agreement. Gaming Holdings has agreed to indemnify GAI, its legal counsel and independent accountants against all expenses, claims, losses, damages and liabilities which may arise out of certain acts or omissions committed in connection with the registration of such membership interests, and, in connection with certain acts or omissions not committed in connection with the registration of such membership interests, to the same extent that other senior management and directors of Gaming and Gaming Holdings are indemnified.

BONUS AND INCENTIVE PLANS

    Gaming and Gaming Holdings currently do not have any bonus or incentive plans. However, Gaming anticipates adopting such a plan at such time as it may deem appropriate (subject to supermajority approval by the Gaming Holdings Members, such approval not to be unreasonably withheld). It is expected that the terms of any such plan would be comparable to those customary in the industry.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table set forth certain information with respect to the beneficial ownership of the membership interests of Gaming Holdings by: (i) each person who, to the knowledge of the Company, beneficially owns more than 5% of the outstanding membership interests; (ii) the directors of Gaming Holdings;
(iii) all executive officers of Gaming Holdings named in "Management;" and (iv) all directors and executive officers of Gaming Holdings as a group. The membership interests of Gaming Holdings are not presently listed or traded on any securities exchange or securities market.

                                                         ALADDIN GAMING HOLDINGS, LLC
                                          ----------------------------------------------------------
                                            PERCENTAGE OWNERSHIP OF       PERCENTAGE OWNERSHIP OF
                                            GAMING HOLDINGS COMMON        GAMING HOLDINGS COMMON
                                             MEMBERSHIP INTERESTS          MEMBERSHIP INTERESTS
                                          BENEFICIALLY OWNED PRIOR TO   BENEFICIALLY OWNED ASSUMING
                                                EXERCISE OF THE            FULL EXERCISE OF THE
NAME OF BENEFICIAL OWNER                          WARRANTS(9)                  WARRANTS(10)
----------------------------------------  ---------------------------  -----------------------------
Viola Sommer, Jack Sommer and Eugene
  Landsberg, as trustees of the Sommer
  Trust (1)(2)(3).......................                71.1%                         61.6%
Jack Sommer (2)(3)......................                71.1%                         61.6%
London Clubs (3)........................                50.0%                         50.0%
Alan Goodenough (3).....................                 0.0%                          0.0%
G. Barry C. Hardy (3)...................                 0.0%                          0.0%
William Timmins (3).....................                 0.0%                          0.0%
Ronald Dictrow (4)......................                   *                             *
Richard J. Goeglein (5)(7)..............                 3.0%                          2.6%
James H. McKennon (6)(7)................                 0.0%                          0.0%
Cornelius T. Klerk (6)(7)...............                 0.0%                          0.0%
Jose A. Rueda (6)(7)....................                 0.0%                          0.0%
Lee A. Galati (6)(7)....................                 0.0%                          0.0%
David Attaway (6).......................                 0.0%                          0.0%
Patricia Becker (6).....................                 0.0%                          0.0%
All Directors and Executive Officers as
  a group (twelve persons) (8)..........                75.0%                         65.0%

------------------------

   * Represents less than one percent of the outstanding Holdings Common Membership Interests.

 (1) The Sommer Trust has an option to acquire 5% of the common membership interests in AHL from GW Vegas (representing all of GW Vegas' common membership interests in AHL). Such option is exercisable at any time prior to December, 2001. The address of the Sommer Trust is 280 Park Avenue, Floor 38 West, New York, New York 10017.

 (2) Mr. Jack Sommer, who is Chairman and a director of Gaming Holdings and Gaming and a director of Capital and Gaming Enterprises, is a trustee and contingent beneficiary of the Sommer Trust. Mrs. Sommer, Mr. Sommer and Mr. Landsberg are each deemed to beneficially own the same interest as the Sommer Trust owns in Gaming Holdings because each of them is a trustee of the

     Sommer Trust. The address for Mrs. Sommer, Mr. Sommer and Mr. Landsberg is 280 Park Avenue, Floor 38 West, New York, New York 10017.

 (3) London Clubs owns 25% of the Gaming Holdings Common Membership Interests. On November 30, 1998, Londons Clubs and the Sommer Trust agreed that the Sommer Trust and its affiliates shall vote their respective Holdings Common Membership Interests and cause Gaming Enterprises to vote its Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Mr. Alan Goodenough is Chief Executive Officer of London Clubs and a director of Gaming Holdings, Gaming and Capital. As of February 15, 1999, Mr. Goodenough held approximately 202,228 ordinary shares (representing less than one percent of the share capital) of London Clubs and held options to purchase approximately 8,405 ordinary shares. Mr. Barry Hardy is Finance Director of London Clubs and a director of Gaming Holdings, Gaming and Capital. As of February 15, 1999, Mr. Hardy held approximately 901,048 ordinary shares (representing less than one percent of the share capital) of London Clubs and held options to purchase approximately 512,400 ordinary shares (options to purchase 512,400 ordinary shares presently exercisable) of London Clubs. Mr. William Timmins is Director of International Operations of London Clubs and a director of Gaming Holdings and Gaming. As of February 15, 1999, Mr. Timmins held options to purchase approximately 214,870 ordinary shares of London Clubs. The address of London Clubs and Messrs. Goodenough, Hardy and Timmins is 10 Brick Street, London, W1Y, 8HQ, United Kingdom.

 (4) Mr. Ronald Dictrow is a director of Gaming Enterprises and the Executive Vice President/Secretary and a director of Gaming Holdings, Gaming and Capital. Mr. Dictrow's address is 280 Park Avenue, Floor 38 West, New York, New York 10017.

 (5) Mr. Richard J. Goeglein, who is Chief Executive Officer, President and a director of Gaming Holdings, Gaming and Capital, beneficially owns 100% of GAI, which holds 3% of the Holdings Common Membership Interests. Mr. Goeglein's address is 831 Pilot Road, Las Vegas, Nevada 89119.

 (6) The address of Messrs. McKennon, Klerk, Rueda, Galati and Attaway and Ms. Becker is 831 Pilot Road, Las Vegas, Nevada 89119.

 (7) Messrs. Goeglein, McKennon, Klerk, Rueda and Galati have rights to acquire beneficial ownership of Gaming Holdings Common Membership Interests representing an aggregate of 4.75% of such interests, which rights do not vest within 60 days. See "Item 10. Directors and Executive Officers of the Registrant-Employment Agreements."

 (8) The directors of Gaming Holdings are Messrs. Sommer, Goodenough, Hardy, Timmins, Dictrow, and Goeglein. The executive officers of Gaming Holdings are Messrs. Goeglein, Dictrow, McKennon, Klerk, Rueda, Galati, Attaway and Ms. Becker.

 (9) Gaming Holdings owns 100% of the Common Membership Interests and Series A Preferred Interests of Gaming. The Common Membership Interests were, on closing of the Bank Credit Facility, pledged to the Bank Lenders. The Series A Preferred Interests were, on closing of the Notes offering, pledged to the Trustee for the benefit of the Note Holders.

 (10) Gaming Enterprises owns 25% of the Gaming Holdings Common Membership Interests. Upon full exercise of the Warrants, holders of the Warrant Shares will indirectly own 10% of the outstanding Holdings Common Membership Interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE LONDON CLUB MANAGEMENT AGREEMENT

    Gaming, London Clubs and LCNI are parties to a management agreement which relates to The London Club. Under the management agreement, London Clubs has agreed to guaranty the obligations of LCNI. In consideration for the services to be furnished by LCNI under the management agreement, Gaming will pay to LCNI a performance-based incentive fee ("Incentive Marketing and Consulting Fee") calculated as follows: (i) 10% of The London Club EBITDA (defined in the management agreement to mean gross revenue attributable to The London Club, less all costs and expenses directly attributable to The London Club), up to and including $15.0 million of EBITDA; plus (ii) 12.5% of The London Club EBITDA, in excess of $15.0 million, up to and including $17.0 million; plus (iii) 25% of The London Club EBITDA, in excess of $17.0 million, up to and including $20.0 million; plus (iv) 50% of The London Club EBITDA, in excess of $20.0 million. The foregoing thresholds will be adjusted in accordance with consumer price index changes every five years.

OTHER PAYMENTS TO CONTROLLING STOCKHOLDERS

    In consideration for certain expenses incurred by the Sommer Trust prior to February 26, 1998, relating to the management and coordination of the development of the Aladdin, Gaming reimbursed $3.0 million to the Sommer Trust on February 26, 1998. In addition, Gaming will reimburse certain ongoing out-of-pocket expenses of the Sommer Trust relating to the development of the Aladdin, not to exceed $0.9 million. In November 1998, the Sommer Trust agreed to defer such reimbursement until the Main Project Budget under the Credit Agreement is In Balance (as defined in the Credit Agreement). As of December 31, 1998, the Sommer Trust had received approximately $3.3 million of the total $3.9 million reimbursement.

    In consideration for its obligations under the Keep-Well Agreement (as defined below) and related arrangements, under the London Clubs Purchase Agreement, the parties agreed that London Clubs receive (a) an initial fee of 1.0% of Gaming's indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported and enhanced by the Keep-Well Agreement, which fee was paid on February 26, 1998, and (b) an annual fee of 1.5%, payable in arrears, of Gaming's annual average indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported and enhanced by the Keep-Well Agreement for each relevant twelve month period ending on an anniversary of the closing date of the Bank Credit Facility, which amount shall reflect the extent, if any, by which the obligations under the Keep-Well Agreement are reduced or eliminated over time (such fees accrue from the closing date of the Bank Credit Facility, and shall be paid from available proceeds after the opening date of the Aladdin). Additionally, Gaming agreed to reimburse approximately $2.8 million to London Clubs for certain expenses incurred relating to the Aladdin; however, in November 1998, London Clubs agreed to defer the payment of approximately $189,000 of this reimbursement until the Main Project Budget under the Credit Agreement is In Balance (as defined in the Credit Agreement). As of December 31, 1998, London Clubs received approximately $2.4 million of this $2.8 million reimbursement obligation.

MUSIC INDEBTEDNESS PAYMENTS BY THE SOMMER TRUST AND MR. SOMMER

    During 1998, the Sommer Trust, the approximately 72% beneficial owner of the Company, paid approximately $260,000 to certain trade creditors on behalf of Aladdin Music and Mr. Sommer, the Company's Chairman of the Board, individually paid $500,000 to a trade creditor on behalf of Aladdin Music. Further, during the first quarter of 1999, the Sommer Trust paid approximately $747,000 to a trade creditor on behalf of Aladdin Music. To the extent permissible, Aladdin Music has agreed, if and when Aladdin Music secures a joint venture partner and financing for the Aladdin Music Project, to reimburse the Sommer Trust and Mr. Sommer such advanced funds.

KEEP-WELL AGREEMENT

    On February 26, 1998, London Clubs, AHL and Bazaar Holdings (collectively, "Sponsors") entered into the Keep-Well Agreement in favor of the Administrative Agent and the Bank Lenders under the Bank Credit Facility. The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming from and after the Conversion Date if Gaming fails to comply with certain financial ratios set forth in the Bank Credit Facility. Under the Keep-Well Agreement, the Sponsors are not required to contribute an aggregate of more than $150 million to Gaming ($30 million in any one fiscal year), and are not required to contribute any amounts to Gaming on or after the earlier of the date on which Gaming complies with all of the financial covenants set forth in the Credit Agreement for six consecutive quarterly periods or the date on which the aggregate outstanding principal amounts of the Credit Agreement are reduced below certain amounts.

BANK COMPLETION GUARANTY AND NOTEHOLDER COMPLETION GUARANTY

    London Clubs, the Sommer Trust and Bazaar Holdings have entered into the Bank Completion Guaranty in favor of the Bank Lenders. Pursuant to the Bank Completion Guaranty, such parties have guaranteed, among other things, the timely completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. While holders of the Notes are not party to the Bank Completion Guaranty, London Clubs, the Sommer Trust and Bazaar Holdings have entered into the Noteholder Completion Guaranty for the benefit of the holders of the Notes.

ARRANGEMENTS WITH RICHARD GOEGLEIN AND GAI

    Gaming has entered into the Consulting Agreement with GAI. Pursuant to the Consulting Agreement, GAI will render such consulting services as are reasonably requested by the Board of Gaming until June 30, 2002. During the term of the Consulting Agreement, Gaming shall pay GAI a retainer of $12,500 per month as payment for remaining on call to provide services and expertise for such month. Pursuant to the Consulting Agreement, GAI purchased 3% of the Common Membership Interests in Gaming (which were contributed to Gaming Holdings on February 26, 1998 for a 3% interest in Gaming Holdings) for $1,800. Such membership interest is fully vested, subject to certain anti-dilution provisions, put rights and certain "piggyback" registration rights. See "Item 10. Directors and Executive Officers of the Registrant-GAI Consulting Agreement." In addition, Mr. Goeglein's Employment Agreement provided Mr. Goeglein with relocation expense reimbursement, an interest free mortgage loan of $500,000 from AHL and certain excise tax gross-up provisions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(l) The following consolidated financial statements of the Company and its subsidiaries have been filed as a part of this report (See "Part II, Item 8: Financial Statements and Supplementary Data"):

        Independent Auditor's Report;

        Consolidated Balance Sheets as of December 31, 1998 and 1997;

        Consolidated Statements of Operations for the Year Ended December 31, 1998 and from inception (December 1, 1997 through December 31, 1998);

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998 and 1997;

        Consolidated Statements of Cash Flows for the Year Ended December 31, 1998 and from inception (December 1, 1997 through December 31, 1998); and

        Notes to Consolidated Financial Statements

(a)(2) All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(a)(3) The following exhibits (1) are filed as part of this form 10-K or incorporated herein by reference.

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       3.1   Articles of Organization of Aladdin Gaming Holdings, LLC ("Gaming Holdings") are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 3.1.

       3.2   Articles of Incorporation of Aladdin Capital Corp. ("Capital") are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on
             April 9, 1998, Part II, Item 21, Exhibit 3.2.

       3.3   Articles of Organization of Aladdin Gaming, LLC ("Gaming") are incorporated herein by reference from the
             Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9,
             1998, Part II, Item 21, Exhibit 3.3.

       3.4   Articles of Incorporation of Aladdin Gaming Enterprises, Inc. ("Enterprises") are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 3.4; Amendment No. 1 to Articles of Incorporation
             of Enterprises is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 3.5.

       3.5   Operating Agreement of Gaming Holdings is incorporated herein by reference from the Company's (SEC File
             Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed on June 10,
             1998, Part II, Item 21, Exhibit 3.6.

------------------------

(1) Copies of exhibits to this Form 10-K will be furnished to any requesting security holder who furnishes the Company a list identifying the exhibits to be copied by the Company at a charge of $.25 per page. Alternatively, these exhibits can be inspected, without charge at the Public Reference Section of the SEC located at 450 Fifth Street, NW, Washington, D.C. 20549 or at the SEC internet site: http:// www.sec.gov.

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       3.6   Bylaws of Capital are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 3.7.

       3.7   Operating Agreement of Gaming is incorporated herein by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21,
             Exhibit 3.8.

       3.8   Bylaws of Enterprises are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit
             3.9.

       4.1   Indenture, dated February 26, 1998, among Gaming Holdings, Capital and State Street Bank and Trust
             Company, as Trustee ("Trustee") is incorporated herein by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21,
             Exhibit 4.1.

       4.2   Note Registration Rights Agreement, dated February 26, 1998, among Gaming Holdings, Capital and Merrill
             Lynch, Pierce Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC Oppenheimer Corp.
             and Scotia Capital Markets (USA) Inc. ("Initial Purchasers") is incorporated herein by reference from the
             Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9,
             1998, Part II, Item 21, Exhibit 4.2.

       4.3   Noteholder Completion Guaranty, dated February 26, 1998, among the Trust Under Article Sixth u/w/o
             Sigmund Sommer, London Clubs International, plc ("London Clubs"), Aladdin Bazaar Holdings, LLC and the
             Trustee is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 1, filed on June 10, 1998, Part II, Item 21, Exhibit
             4.3.

       4.4   Disbursement Agreement, dated February 26, 1998, among Gaming Holdings, Gaming, the Bank of Nova Scotia, as Administrative Agent under the Bank Credit Facility, Disbursement Agent, and Securities Intermediary,
             U.S. Bank National Association as Servicing Agent and the Trustee is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4,
             Amendment No. 1, filed on June 10, 1998, Part II, Item 21, Exhibit 4.4.

       4.5   The LLC Interest Pledge and Security Agreement, dated February 26, 1998, between Gaming Holdings and the
             Trustee is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 4.5.

       4.6   The Gaming Holdings Collateral Account Agreement, dated February 26, 1998, between Gaming Holdings and the Trustee is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21,
             Exhibit 4.6.

       4.7   Equity Participation Agreement, dated February 26, 1998, among Sommer Enterprises, LLC, Enterprises,
             London Clubs Nevada, Inc. ("LCNI") and the Trustee is incorporated here by reference from the Company's
             (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998,
             Part II, Item 21, Exhibit 4.7.

       4.8   Subsidiary Guaranty, dated February 26, 1998, among subsidiaries of London Clubs and the Trustee is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 4.8.

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.1   Amended and Restated London Clubs Purchase Agreement, dated February 26, 1998, among LCNI, London Clubs,
             Gaming Holdings, Aladdin Holdings, LLC, Gaming, Sommer Enterprises, LLC, and the Trust Under Article
             Sixth u/w/o Sigmund Sommer is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit
             10.1.

      10.2   Closing Schedules to Amended and Restated London Clubs Purchase Agreement are incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.2.

      10.3   Contribution Agreement, dated February 26, 1998, among the Trust Under Article Sixth u/w/o Sigmund
             Sommer, Aladdin Holdings, LLC, Sommer Enterprises, LLC, London Clubs and LCNI is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.3.

      10.4   Salle Privee Agreement, dated February 26, 1998, among Gaming, LCNI and London Clubs is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.4.

      10.5   Warrant Agreement, dated February 26, 1998, among Enterprises and State Street Bank and Trust Company, as
             Warrant Agent (the "Warrant Agent") is incorporated here by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21,
             Exhibit 10.6.

      10.6   Warrant Registration Rights Agreement, dated February 26, 1998, among Enterprises and the Initial
             Purchasers is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.7.

      10.7   Credit Agreement, dated February 26, 1998, among Gaming, a syndicate of lenders ("Bank Lenders"), The
             Bank of Nova Scotia as Administrative Agent, Merrill Lynch Capital Corporation as Syndication Agent and
             CIBC Oppenheimer Corp as Documentation Agent is incorporated herein by reference from the Company's (SEC
             File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10,
             1998, Part II, Item 21, Exhibit 10.8; First Amendment to Credit Agreement dated January 29, 1999, by and among Gaming, Bank Lenders, The Bank of Nova Scotia, as Administrative Agent, Merrill Lynch Capital
             Corporation as Syndication Agent and CIBC Oppenheimer Corp. as Documentation Agent.

      10.8   Bank Completion Guaranty, dated February 26, 1998, among the Trust Under Article Sixth
             u/w/o Sigmund Sommer, London Clubs, Aladdin Bazaar Holdings, LLC and the Bank Lenders is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement
             on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.9.

      10.9   Keep-Well Agreement, dated February 26, 1998, among Aladdin Holdings, LLC, London Clubs and Aladdin
             Bazaar Holdings, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21,
             Exhibit 10.10.

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.10   Design/Build Contract, dated December 4, 1997, between Gaming and Fluor Daniel, Inc. is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.11; Amendment No. 1 to Design/Build Contract,
             dated January 21, 1998, between Gaming and Fluor Daniel, Inc. is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment
             No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.12; Amendment No. 2 to Design/Build Contract,
             dated January 28, 1998, between Gaming and Fluor Daniel, Inc. is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment
             No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.13; Fluor Guaranty, dated December 4, 1997, between the Company and Fluor Corporation is incorporated herein by reference from the Company's (SEC
             File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10,
             1998, Part II, Item 21, Exhibit 10.14.

     10.11   Site Work, Development and Construction Agreement, dated February 26, 1998, among Gaming, Aladdin Bazaar,
             LLC and Aladdin Holdings, LLC is incorporated herein by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998,
             Part II, Item 21, Exhibit 10.15.

     10.12   Construction, Operation and Reciprocal Easement Agreement, dated February 26, 1998, among Gaming, Aladdin
             Bazaar, LLC and Aladdin Music Holdings, LLC is incorporated herein by reference from the Company's (SEC
             File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10,
             1998, Part II, Item 21, Exhibit 10.16.

     10.13   Common Parking Area Use Agreement, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit
             10.17.

     10.14   Music Project Lease, dated February 26, 1998, between Gaming and Aladdin Music Holdings, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 2, filed on July 22, 1998, Part II, Item 21, Exhibit
             10.18.

     10.15   Mall Project Lease, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement
             on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.19.

     10.16   Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement, dated February 26,
             1998, made by Gaming to Stewart Title of Nevada, as trustee for the benefit of the Bank of Nova Scotia is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit
             10.20.

     10.17   Development Agreement, dated December 3, 1997, between Aladdin and Northwind Aladdin, LLC is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on
             Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.21.

     10.18   Energy Service Agreement, dated September 24, 1998, between Aladdin and Northwind Aladdin, LLC.

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.19   Energy Lease, dated December 3, 1997, between Gaming and Northwind Aladdin, LLC is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.23.

     10.20   Unicom Guaranty, dated December 3, 1997, between Unicom Corporation and Gaming is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.24.

     10.21   Operating Agreement of Aladdin Bazaar, LLC, dated September 3, 1997, between TH Bazaar Centers, Inc. and
             Aladdin Bazaar Holdings, LLC is incorporated here by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21,
             Exhibit 10.25; First Amendment to the Limited Liability Company Agreement of Aladdin Bazaar, LLC, dated
             October 16, 1997, is incorporated herein by reference to the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.26;
             Second Amendment to Limited Liability Company Agreement of Aladdin Bazaar, LLC, dated May 1998, is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit
             10.45.

     10.22   Music Project Memorandum of Understanding and Letter of Intent, dated September 2, 1997, between Gaming and Planet Hollywood International, Inc. is incorporated herein by reference from the Company's (SEC File
             Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10,
             1998, Part II, Item 21, Exhibit 10.27; Amendment to Music Project Memorandum of Understanding and Letter
             of Intent, dated October 15, 1997, between Gaming and Planet Hollywood International, Inc. is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit
             10.28.

     10.23   GAI Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings, Gaming, and
             GAI, LLC is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.29.

     10.24   Goeglein Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings, Gaming and
             Richard J. Goeglein is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.30.

     10.25   McKennon Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings, Gaming and
             James H. McKennon is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.31.

     10.26   Klerk Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings, Gaming and
             Cornelius T. Klerk is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.32.

     10.27   Galati Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings, Gaming and
             Lee A. Galati is incorporated herein by reference to the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.33.

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.28   Rueda Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings, Gaming and
             Jose A. Rueda is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.34.

     10.29   GAI Consulting Agreement, dated July 1, 1997, between GAI, LLC and Gaming as amended as of January, 1998 is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit
             10.35.

     10.30   Employment and Consulting Agreement, dated July 1, 1997, between Gaming and Richard J. Goeglein, as amended as of January, 1998, is incorporated herein by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998,
             Part II, Item 21, Exhibit 10.36.

     10.31   Employment Agreement, dated July 28, 1997, between Gaming and James H. McKennon is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.37.

     10.32   Employment Agreement, dated July 26, 1997, between Gaming and Cornelius T. Klerk is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.38.

     10.33   Employment Agreement, dated August 19, 1997, between Gaming and Lee A. Galati is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.39.

     10.34   Employment Agreement, dated July 1, 1997, between Gaming and Jose A. Rueda is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form
             S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.40.

     10.35   FF&E Commitment Letter, dated January 23, 1998, between Gaming and General Electric Capital Corporation is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, filed April 9, 1998, Part II, Item 21, Exhibit 10.41; Facilities
             Agreement between General Electric Capital Corporation and Gaming, dated June 26, 1998, is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Form 10-Q filed August
             14, 1998, Part II, Item 6, Exhibit 10.01; Amendment No. 1 to Facilities Agreement between General
             Electric Capital Corporation and Gaming, dated September 2, 1998.

     10.36   Intercreditor Agreement by and among The Bank of Nova Scotia, General Electric Capital Corporation and
             Gaming, dated as of June 30, 1998, is incorporated herein by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) For 10-Q filed August 14, 1998, Part II, Item 6, Exhibit 10.02.

     10.37   Mall Commitment Letter, dated December 29, 1997, between Aladdin Bazaar, LLC and Fleet National Bank, as
             Administrative Agent is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21,
             Exhibit 10.42.

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.38   Purchase Agreement, dated February 18, 1998, among Gaming Holdings, Capital, Enterprises, Aladdin
             Holdings, LLC, the Trust under Article Sixth u/w/o Sigmund Sommer, London Clubs and the Initial
             Purchasers is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.43.

     10.39   Guaranteed Land Appraisal prepared by HVS International is incorporated herein by reference from the
             Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1,
             filed June 10, 1998, Part II, Item 21, Exhibit 10.44.

     21.01   List of Subsidiaries.

     27.01   Financial Data Schedule.

------------------------

(b) Reports on Form 8-K. During the fourth quarter of the fiscal year ended December 31, 1998, the Company did not file any Current Report on Form 8-K.

(c) The exhibits required by Item 601 of Regulation S-K filed as part of this Report or incorporated herein by reference are listed in Item 14(a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this Report.

(d) See Item 14(a)(2) of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized.

REGISTRANT:                     ALADDIN GAMING HOLDINGS, LLC

                                By:           /s/ RICHARD J. GOEGLEIN
                                     -----------------------------------------
                                      Richard J. Goeglein, PRESIDENT AND CHIEF
                                       EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                                      OFFICER)

DATE: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 1999                  By:               /s/ JACK SOMMER
                                     -----------------------------------------
                                         Jack Sommer, CHAIRMAN OF THE BOARD

March 31, 1999                  By:           /s/ RICHARD J. GOEGLEIN
                                     -----------------------------------------
                                        Richard J. Goeglein, CHIEF EXECUTIVE
                                           OFFICER, PRESIDENT AND MANAGER

March 31, 1999                  By:            /s/ CORNELIUS T. KLERK
                                     -----------------------------------------
                                     Cornelius T. Klerk, SENIOR VICE PRESIDENT,
                                         CHIEF FINANCIAL OFFICER/TREASURER
                                           (PRINCIPAL ACCOUNTING OFFICER)

March 31, 1999                  By:              /s/ RONALD DICTROW
                                     -----------------------------------------
                                     Ronald Dictrow, EXECUTIVE VICE PRESIDENT/
                                               SECRETARY AND MANAGER

March 31, 1999                  By:             /s/ ALAN GOODENOUGH
                                     -----------------------------------------
                                              Alan Goodenough, MANAGER

March 31, 1999                  By:            /s/ G. BARRY C. HARDY
                                     -----------------------------------------
                                             G. Barry C. Hardy, MANAGER

March 31, 1999                  By:             /s/ WILLIAM TIMMINS
                                     -----------------------------------------
                                              William Timmins, MANAGER

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by this undersigned, thereunto duly authorized.

REGISTRANT:                     ALADDIN CAPITAL CORP.

                                BY:           /S/ RICHARD J. GOEGLEIN
                                     -----------------------------------------
                                      Richard J. Goeglein, PRESIDENT AND CHIEF
                                       EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                                      OFFICER)

DATE: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 1999                  By:               /s/ JACK SOMMER
                                     -----------------------------------------
                                         Jack Sommer, CHAIRMAN OF THE BOARD

March 31, 1999                  By:           /s/ RICHARD J. GOEGLEIN
                                     -----------------------------------------
                                        Richard J. Goeglein, CHIEF EXECUTIVE
                                            OFFICER, PRESIDENT, DIRECTOR

March 31, 1999                  By:            /s/ CORNELIUS T. KLERK
                                     -----------------------------------------
                                     Cornelius T. Klerk, SENIOR VICE PRESIDENT,
                                         CHIEF FINANCIAL OFFICER, TREASURER
                                           (PRINCIPAL ACCOUNTING OFFICER)

March 31, 1999                  By:              /s/ RONALD DICTROW
                                     -----------------------------------------
                                     Ronald Dictrow, EXECUTIVE VICE PRESIDENT,
                                                SECRETARY, DIRECTOR

March 31, 1999                  By:             /s/ ALAN GOODENOUGH
                                     -----------------------------------------
                                             Alan Goodenough, DIRECTOR

March 31, 1999                  By:            /s/ G. BARRY C. HARDY
                                     -----------------------------------------
                                            G. Barry C. Hardy, DIRECTOR

March 31, 1999                  By:             /s/ WILLIAM TIMMINS
                                     -----------------------------------------
                                             William Timmins, DIRECTOR

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    Other than this Form 10-K, the Company has not issued, and will not be issuing, any annual report to its security holders covering the Company's last fiscal year. The Company has not sent, and will not send, any proxy statement, form of proxy or other proxy soliciting material to its security holders.

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                                           PAGE
    NO.                                                 DESCRIPTION                                                  NO.
-----------  --------------------------------------------------------------------------------------------------     -----
       3.1   Articles of Organization of Aladdin Gaming Holdings, LLC ("Gaming Holdings") are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 3.1.......................

       3.2   Articles of Incorporation of Aladdin Capital Corp. ("Capital") are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on
             Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 3.2....................................

       3.3   Articles of Organization of Aladdin Gaming, LLC ("Gaming") are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4
             filed on April 9, 1998, Part II, Item 21, Exhibit 3.3.............................................

       3.4   Articles of Incorporation of Aladdin Gaming Enterprises, Inc. ("Enterprises") are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 3.4; Amendment No. 1 to
             Articles of Incorporation of Enterprises is incorporated herein by reference from the Company's
             (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9,
             1998, Part II, Item 21, Exhibit 3.5...............................................................

       3.5   Operating Agreement of Gaming Holdings is incorporated herein by reference from the Company's (SEC
             File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed on June 10, 1998, Part II, Item 21, Exhibit 3.6...................................................

       3.6   Bylaws of Capital are incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21,
             Exhibit 3.7.......................................................................................

       3.7   Operating Agreement of Gaming is incorporated herein by reference from the Company's (SEC File
             Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part
             II, Item 21, Exhibit 3.8..........................................................................

       3.8   Bylaws of Enterprises are incorporated herein by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II,
             Item 21, Exhibit 3.9..............................................................................

       4.1   Indenture, dated February 26, 1998, among Gaming Holdings, Capital and State Street Bank and Trust
             Company, as Trustee ("Trustee") is incorporated herein by reference from the Company's (SEC File
             Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part
             II, Item 21, Exhibit 4.1..........................................................................

       4.2   Note Registration Rights Agreement, dated February 26, 1998, among Gaming Holdings, Capital and
             Merrill Lynch, Pierce Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC
             Oppenheimer Corp. and Scotia Capital Markets (USA) Inc. ("Initial Purchasers") is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 4.2.......................

       4.3   Noteholder Completion Guaranty, dated February 26, 1998, among the Trust Under Article Sixth u/w/o
             Sigmund Sommer, London Clubs International, plc ("London Clubs"), Aladdin Bazaar Holdings, LLC and
             the Trustee is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed on June 10, 1998, Part
             II, Item 21, Exhibit 4.3..........................................................................

  EXHIBIT                                                                                                           PAGE
    NO.                                                 DESCRIPTION                                                  NO.
-----------  --------------------------------------------------------------------------------------------------     -----
       4.4   Disbursement Agreement, dated February 26, 1998, among Gaming Holdings, Gaming, the Bank of Nova
             Scotia, as Administrative Agent under the Bank Credit Facility, Disbursement Agent, and Securities
             Intermediary, U.S. Bank National Association as Servicing Agent and the Trustee is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4, Amendment No. 1, filed on June 10, 1998, Part II, Item 21, Exhibit 4.4.....

       4.5   The LLC Interest Pledge and Security Agreement, dated February 26, 1998, between Gaming Holdings and the Trustee is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part
             II, Item 21, Exhibit 4.5..........................................................................

       4.6   The Gaming Holdings Collateral Account Agreement, dated February 26, 1998, between Gaming Holdings and the Trustee is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part
             II, Item 21, Exhibit 4.6..........................................................................

       4.7   Equity Participation Agreement, dated February 26, 1998, among Sommer Enterprises, LLC,
             Enterprises, London Clubs Nevada, Inc. ("LCNI") and the Trustee is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4
             filed on April 9, 1998, Part II, Item 21, Exhibit 4.7.............................................

       4.8   Subsidiary Guaranty, dated February 26, 1998, among subsidiaries of London Clubs and the Trustee is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 4.8..........

      10.1   Amended and Restated London Clubs Purchase Agreement, dated February 26, 1998, among LCNI, London
             Clubs, Gaming Holdings, Aladdin Holdings, LLC, Gaming, Sommer Enterprises, LLC, and the Trust
             Under Article Sixth u/w/o Sigmund Sommer is incorporated here by reference from the Company's (SEC
             File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998,
             Part II, Item 21, Exhibit 10.1....................................................................

      10.2   Closing Schedules to Amended and Restated London Clubs Purchase Agreement are incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on
             Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.2...................................

      10.3   Contribution Agreement, dated February 26, 1998, among the Trust Under Article Sixth u/ w/o
             Sigmund Sommer, Aladdin Holdings, LLC, Sommer Enterprises, LLC, London Clubs and LCNI is
             incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.3.........

      10.4   Salle Privee Agreement, dated February 26, 1998, among Gaming, LCNI and London Clubs is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.4.........

      10.5   Warrant Agreement, dated February 26, 1998, among Enterprises and State Street Bank and Trust
             Company, as Warrant Agent (the "Warrant Agent") is incorporated here by reference from the
             Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on
             April 9, 1998, Part II, Item 21, Exhibit 10.6.....................................................

  EXHIBIT                                                                                                           PAGE
    NO.                                                 DESCRIPTION                                                  NO.
-----------  --------------------------------------------------------------------------------------------------     -----
      10.6   Warrant Registration Rights Agreement, dated February 26, 1998, among Enterprises and the Initial
             Purchasers is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit
             10.7..............................................................................................

      10.7   Credit Agreement, dated February 26, 1998, among Gaming, a syndicate of lenders ("Bank Lenders"),
             The Bank of Nova Scotia as Administrative Agent, Merrill Lynch Capital Corporation as Syndication
             Agent and CIBC Oppenheimer Corp. as Documentation Agent is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4,
             Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.8; First Amendment to Credit
             Agreement dated January 29, 1999, by and among Gaming, Bank Lenders, The Bank of Nova Scotia, as
             Administrative Agent, Merrill Lynch Capital Corporation as Syndication Agent and CIBC Oppenheimer
             Corp. as Documentation Agent......................................................................

      10.8   Bank Completion Guaranty, dated February 26, 1998, among the Trust Under Article Sixth u/w/o
             Sigmund Sommer, London Clubs, Aladdin Bazaar Holdings, LLC and the Bank Lenders is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.9.......

      10.9   Keep-Well Agreement, dated February 26, 1998, among Aladdin Holdings, LLC, London Clubs and
             Aladdin Bazaar Holdings, LLC is incorporated herein by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10,
             1998, Part II, Item 21, Exhibit 10.10.............................................................

     10.10   Design/Build Contract, dated December 4, 1997, between Gaming and Fluor Daniel, Inc. is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.11;
             Amendment No. 1 to Design/Build Contract, dated January 21, 1998, between Gaming and Fluor Daniel,
             Inc. is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II,
             Item 21, Exhibit 10.12; Amendment No. 2 to Design/Build Contract, dated January 28, 1998, between
             Gaming and Fluor Daniel, Inc. is incorporated herein by reference from the Company's (SEC File
             Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June
             10, 1998, Par II, Item 21, Exhibit 10.13; Fluor Guaranty, dated December 4, 1997, between the
             Company and Fluor Corporation is incorporated herein by reference from the Company's (SEC File
             Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June
             10, 1998, Part II, Item 21, Exhibit 10.14.........................................................

     10.11   Site Work, Development and Construction Agreement, dated February 26, 1998, among Gaming, Aladdin
             Bazaar, LLC and Aladdin Holdings, LLC is incorporated herein by reference from the Company's (SEC
             File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed
             June 10, 1998, Part II, Item 21, Exhibit 10.15....................................................

     10.12   Construction, Operation and Reciprocal Easement Agreement, dated February 26, 1998, among Gaming,
             Aladdin Bazaar, LLC and Aladdin Music Holdings, LLC is incorporated herein by reference from the
             Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment
             No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.16.......................................

  EXHIBIT                                                                                                           PAGE
    NO.                                                 DESCRIPTION                                                  NO.
-----------  --------------------------------------------------------------------------------------------------     -----
     10.13   Common Parking Area Use Agreement, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21,
             Exhibit 10.17.....................................................................................

     10.14   Music Project Lease, dated February 26, 1998, between Gaming and Aladdin Music Holdings, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 2, filed on July 22, 1998, Part II, Item 21,
             Exhibit 10.18.....................................................................................

     10.15   Mall Project Lease, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
             Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21,
             Exhibit 10.19.....................................................................................

     10.16   Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement, dated
             February 26, 1998, made by Gaming to Stewart Title of Nevada, as trustee for the benefit of the
             Bank of Nova Scotia is incorporated herein by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10,
             1998, Part II, Item 21, Exhibit 10.20.............................................................

     10.17   Development Agreement, dated December 3, 1997, between Aladdin and Northwind Aladdin, LLC is incorporated here by reference from the Company's (SEC File Nos 333-49717 and 333-49717-01)
             Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.21........

     10.18   Energy Service Agreement, dated September 24, 1998, between Aladdin and Northwind Aladdin, LLC....

     10.19   Energy Lease, dated December 3, 1997, between Gaming and Northwind Aladdin, LLC is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.23.....................

     10.20   Unicom Guaranty, dated December 3, 1997, between Unicom Corporation and Gaming is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit 10.24.....................

     10.21   Operating Agreement of Aladdin Bazaar, LLC, dated September 3, 1997, between TH Bazaar Centers,
             Inc. and Aladdin Bazaar Holdings, LLC is incorporated here by reference from the Company's (SEC
             File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998,
             Part II, Item 21, Exhibit 10.25; First Amendment to the Limited Liability Company Agreement of
             Aladdin Bazaar, LLC, dated October 16, 1997, is incorporated herein by reference to the Company's
             (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9,
             1998, Part II, Item 21, Exhibit 10.26; Second Amendment to Limited Liability Company Agreement of
             Aladdin Bazaar, LLC, dated May 1998, is incorporated herein by reference from the Company's (SEC
             File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed
             June 10, 1998, Part II, Item 21, Exhibit 10.45....................................................

  EXHIBIT                                                                                                           PAGE
    NO.                                                 DESCRIPTION                                                  NO.
-----------  --------------------------------------------------------------------------------------------------     -----
     10.22   Music Project Memorandum of Understanding and Letter of Intent, dated September 2, 1997, between
             Gaming and Planet Hollywood International, Inc. is incorporated herein by reference from the
             Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment
             No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.27; Amendment to Music Project Memorandum
             of Understanding and Letter of Intent, dated October 15, 1997, between Gaming and Planet Hollywood
             International, Inc. is incorporated herein by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10,
             1998, Part II, Item 21, Exhibit 10.28.............................................................

     10.23   GAI Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings, Gaming, and GAI, LLC is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit
             10.29.............................................................................................

     10.24   Goeglein Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings,
             Gaming and Richard J. Goeglein is incorporated here by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II,
             Item 21, Exhibit 10.30............................................................................

     10.25   McKennon Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings,
             Gaming and James H. McKennon is incorporated here by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II,
             Item 21, Exhibit 10.31............................................................................

     10.26   Klerk Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings, Gaming and Cornelius T. Klerk is incorporated here by reference from the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II,
             Item 21, Exhibit 10.32............................................................................

     10.27   Galati Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings,
             Gaming and Lee A. Galati is incorporated herein by reference to the Company's (SEC File Nos.
             333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 198, Part II,
             Item 21, Exhibit 10.33............................................................................

     10.28   Rueda Contribution and Amendment Agreement, dated February 26, 1998, among Gaming Holdings, Gaming and Jose A. Rueda is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21,
             Exhibit 10.34.....................................................................................

     10.29   GAI Consulting Agreement, dated July 1, 1997, between GAI, LLC and Gaming as amended as of
             January, 1998 is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II,
             Item 21, Exhibit 10.35............................................................................

     10.30   Employment and Consulting Agreement, dated July 1, 1997, between Gaming and Richard J. Goeglein, as amended as of January, 1998, is incorporated herein by reference from the Company's (SEC File
             Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June
             10, 1998, Part II, Item 21, Exhibit 10.36.........................................................

     10.31   Employment Agreement, dated July 28, 1997, between Gaming and James H. McKennon is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.37......

  EXHIBIT                                                                                                           PAGE
    NO.                                                 DESCRIPTION                                                  NO.
-----------  --------------------------------------------------------------------------------------------------     -----
     10.32   Employment Agreement, dated July 26, 1997, between Gaming and Cornelius T. Klerk is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.38......

     10.33   Employment Agreement, dated August 19, 1997, between Gaming and Lee A. Galati is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration
             Statement on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.39......

     10.34   Employment Agreement, dated July 1, 1997, between Gaming and Jose A. Rueda is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement
             on Form S-4, Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.40................

     10.35   FF&E Commitment Letter, dated January 23, 1998, between Gaming and General Electric Capital
             Corporation is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4, filed April 9, 1998, Part II, Item 21, Exhibit
             10.41; Facilities Agreement between General Electric Capital Corporation and Gaming, dated June
             26, 1998, is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Form 10-Q filed August 14, 1998, Part II, Item 6, Exhibit 10.01; Amendment No. 1 to
             Facilities Agreement between General Electric Capital Corporation and Gaming, dated September 2,
             1998..............................................................................................

     10.36   Intercreditor Agreement by and among The Bank of Nova Scotia, General Electric Capital Corporation
             and Gaming, dated as of June 30, 1998, is incorporated herein by reference from the Company's (SEC
             File Nos. 333-49717 and 333-49717-01) Form 10-Q filed August 14, 1998, Part II, Item 6, Exhibit
             10.02.............................................................................................

     10.37   Mall Commitment Letter, dated December 29, 1997, between Aladdin Bazaar, LLC and Fleet National
             Bank, as Administrative Agent is incorporated herein by reference from the Company's (SEC File
             Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4, Amendment No. 1, filed June
             10, 1998, Part II, Item 21, Exhibit 10.42.........................................................

     10.38   Purchase Agreement, dated February 18, 1998, among Gaming Holdings, Capital, Enterprises, Aladdin
             Holdings, LLC, the Trust under Article Sixth u/w/o Sigmund Sommer, London Clubs and the Initial
             Purchasers is incorporated here by reference from the Company's (SEC File Nos. 333-49717 and
             333-49717-01) Registration Statement on Form S-4 filed on April 9, 1998, Part II, Item 21, Exhibit
             10.43.............................................................................................

     10.39   Guaranteed Land Appraisal prepared by HVS International is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01) Registration Statement on Form S-4,
             Amendment No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.44.............................

     21.01   List of Subsidiaries.

     27.01   Financial Data Schedule...........................................................................