Form 10-Q
period 1999-03-31
ALADDIN GAMING HOLDING LLC
filed 1999-05-13
CIK 1059127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:               March 31, 1999
                                       ----------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from:                   to
                                       -------------------  --------------------

Commission file number:  333-49717 and 333-49717-01
                       ---------------------------------------------------------

                          ALADDIN GAMING HOLDINGS, LLC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    88-0379607
----------------------------------            -------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

831 Pilot Road, Las Vegas, Nevada                      89119
---------------------------------------------    ------------------
(Address of principal executive offices)            (Zip Code)

                                 (702) 736-7114
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              ALADDIN CAPITAL CORP.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                        88-0379606
-------------------------------                    -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

831 Pilot Road, Las Vegas, Nevada                          89119
-------------------------------------------          ------------------
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
                                               YES      X        NO
                                                     ---------          -------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                          ALADDIN GAMING HOLDINGS, LLC

                                 Not applicable

                           ALADDIN CAPITAL CORPORATION

     2,500 shares of common stock, no par value as of March 31, 1999.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                        PAGE NO.
                                                                                      -----------
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998.................................        1

              Consolidated Statements of Operations
                For the three months ended March 31, 1999 and 1998 and for the
                period from inception (December 1, 1997) through March 31, 1999......        2

              Consolidated Statements of Members' Equity
                For the period from inception (December 1, 1997) through March 31,
                1999.................................................................        3

              Consolidated Statements of Cash Flows
                For the three months ended March 31, 1999 and 1998 and for the
                period from inception (December 1, 1997) through March 31, 1999......      4-5

              Notes to the Consolidated Financial Statements.........................      6-7

   Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................     8-12

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............       12

PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings......................................................       13

   Item 2.    Changes in Securities and Use of Proceeds..............................       13

   Item 3.    Defaults upon Senior Securities........................................       13

   Item 4.    Submission of Matters to a Vote of Security Holders....................       13

   Item 5.    Other Information......................................................       13

   Item 6.    Exhibits and Reports on Form 8-K.......................................       13

Signatures    .......................................................................       14

Exhibit Index .......................................................................       15

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                         March 31, 1999           December 31, 1998
                                                                         --------------           ----------------
                                                                           (unaudited)
                             ASSETS
Current assets:
       Cash                                                                      $       26             $       1,248
       Restricted land                                                                6,842                     6,842
       Other current assets                                                             972                     1,021
                                                                      ----------------------    ----------------------
              Total current assets                                                    7,840                     9,111
                                                                      ----------------------    ----------------------

Property and equipment:
       Land                                                                          33,407                    33,407
       Furniture and equipment                                                          304                       272
       Construction in progress                                                     123,808                    86,557
       Capitalized interest                                                          12,977                     8,213
                                                                      ----------------------    ----------------------
                                                                                    170,496                   128,449
       Less accumulated depreciation                                                     37                        17
                                                                      ----------------------    ----------------------
                                                                                    170,459                   128,432
                                                                      ----------------------    ----------------------

Other assets
       Restricted cash                                                              198,037                   227,983
       Other assets                                                                   3,270                     2,920
       Debt issuance costs, net of accumulated amortization of
       $3,701 and $2,831                                                             33,441                    34,315
                                                                      ----------------------    ----------------------
              Total other assets                                                    234,748                   265,218
                                                                      ----------------------    ----------------------

                                                                               $    413,047              $    402,761
                                                                      ----------------------    ----------------------
                                                                      ----------------------    ----------------------
                LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
       Accounts payable                                                               3,636                     3,394
       Construction payable                                                          23,244                    12,063
       Obligation to transfer land                                                    6,842                     6,842
       Accrued expenses                                                               2,987                     1,847
                                                                      ----------------------    ----------------------
              Total current liabilities                                              36,709                    24,146
                                                                      ----------------------    ----------------------

Long-term debt, net of discount                                                     392,972                   388,353

Related party payables and other liabilities                                          5,102                     4,122

Members' equity:
       Common membership interest                                                    28,608                    28,608
       Deficit accumulated during the development stage                             (50,344)                  (42,468)
                                                                      ----------------------    ----------------------
              Total members' equity                                                 (21,736)                  (13,860)
                                                                      ----------------------    ----------------------

                                                                               $    413,047              $    402,761
                                                                      ----------------------    ----------------------
                                                                      ----------------------    ----------------------

    The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND FOR THE PERIOD
            FROM INCEPTION (DECEMBER 1, 1997) THROUGH MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                                                      For the period
                                                                                                        December 1,
                                                                                                           1997
                                                             For the three         For the three         (inception)
                                                              months ended          months ended           through
                                                             March 31, 1999        March 31, 1998       March 31, 1999
                                                              (unaudited)          (unaudited)           (unaudited)
                                                           ----------------     -----------------    ----------------
Pre-opening costs                                                $   2,297            $   11,463           $   27,034

Other (income) expense:
       Interest income                                              (2,548)               (1,585)             (15,020)
       Interest expense                                             12,891                 4,388               51,307
       Less:  Interest capitalized                                 (4,764)                 (544)              (12,977)
                                                           ----------------     -----------------    -----------------
              Total other (income) expense                           5,579                 2,259               23,310
                                                           ----------------     -----------------    -----------------

Net loss accumulated during the development stage                $   7,876            $   13,722           $   50,344
                                                           ----------------     -----------------    -----------------
                                                           ----------------     -----------------    -----------------



    The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                             THROUGH MARCH 31, 1999
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                             Aladdin         London
                                            Sommer           Gaming           Clubs
                                          Enterprises,     Enterprises,      Nevada,
                                              LLC              LLC            Inc.           GAI, LLC        Total
                                          ------------     ------------    ------------     -----------    -----------
BALANCE, DECEMBER 1, 1997                  $       -          $     -         $      -       $      -      $        -

Members' contribution                              1                -                -               2              3
                                          ------------     ------------    ------------     -----------    -----------

BALANCE, DECEMBER 31, 1997                         1                -                -               2              3

Net loss for the period                      (19,960)          (10,617)        (10,617)         (1,274)       (42,468)

Members' contributions                       (43,317)           28,247          50,000               -         30,930

Members' equity costs                         (1,093)             (581)           (581)            (70)        (2,325)
                                          ------------     ------------    ------------     -----------    -----------

BALANCE, DECEMBER 31, 1998                   (68,369)           17,049          38,802          (1,342)       (13,860)

Net loss for the period                       (3,702)           (1,969)         (1,969)           (236)        (7,876)
                                          ------------     ------------    ------------     -----------    -----------

BALANCE, MARCH 31, 1999                    $ (72,071)         $ 15,080        $ 36,833       $ (1,578)     $ (21,736)
                                          ------------     ------------    ------------     -----------    -----------
                                          ------------     ------------    ------------     -----------    -----------





    The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND FOR THE PERIOD
            FROM INCEPTION (DECEMBER 1, 1997) THROUGH MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                                                    For the period
                                                                                                   December 1, 1997
                                                   For the three            For the three             (inception)
                                                   months ended             months ended           through March 31,
                                                   March 31, 1999           March 31, 1998               1999
                                                    (unaudited)              (unaudited)              (unaudited)
                                                 -------------------    ----------------------    --------------------
Cash used in operating activities                          $   (303)               $  (9,300)             $  (20,962)
                                                 -------------------    ----------------------    --------------------

Cash flows from investing activities:
       Payments for construction in
       progress, furniture, equipment and
       capitalized interest                                 (30,865)                  (7,037)               (105,534)
     Decrease (increase) in restricted cash                  29,947                 (308,293)               (198,036)
                                                 -------------------    ----------------------    --------------------
Net cash used in investing activities                          (918)                (315,330)               (303,570)
                                                 -------------------    ----------------------    --------------------

Cash flows from financing activities:
       Proceeds from issuance of notes                           -                   100,047                 100,047
       Proceeds from long-term debt                              -                   274,000                 274,000
       Repayment of long-term debt                               -                       (45)                   (547)
       Debt issuance costs                                       -                   (37,170)                (37,146)
       Members' contributions                                    -                    65,000                  65,003
       Payment of debt on contributed land                       -                   (74,477)                (74,477)
       Members' equity costs                                     -                    (2,325)                 (2,325)
       Payable to related parties                               (1)                        -                       -
       Advances to purchase membership
         interests                                               -                         -                       3
                                                 -------------------    ----------------------    --------------------
Net cash provided by financing activities                       (1)                  325,030                 324,558
                                                 -------------------    ----------------------    --------------------
Net (decrease)/increase in cash                             (1,222)                      400                      26
Cash and cash equivalents at the beginning
   of the period                                             1,248                         7                      26
                                                 -------------------    ----------------------    --------------------
                                                 -------------------    ----------------------    --------------------
Cash and cash equivalents at the end of the
   period                                                  $    26                 $     407              $       26
                                                 -------------------    ----------------------    --------------------
                                                 -------------------    ----------------------    --------------------

    The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997) THROUGH MARCH 31, 1999 -- (CONTINUED)
                                 (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid for interest, net of amount
   capitalized                                             $   832                 $     365              $   12,164
Non-cash investing and financing activities:
   Members' contributions - book value
       Land                                                      -                    33,407                  33,407
       Construction in progress                                  -                     7,000                   7,000
   Equipment acquired equal to assumption
     of debt                                                     -                       547                     547
   Increase in construction payables                        11,182                         -                  11,182


    The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.       BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), through its wholly-owned subsidiary Aladdin Gaming, LLC ("Gaming"), is developing, constructing and will operate a new hotel and casino, the Aladdin Hotel and Casino ("Aladdin"), as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. The resort will be located at the center of Las Vegas Boulevard. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Aladdin Music plans to construct a second hotel and casino with a music and entertainment theme ("Aladdin Music Project") on the southeast corner of the 35-acre parcel. Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project.

         The consolidated financial statements include the accounts of Gaming Holdings and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in Gaming Holdings' Annual Report on Form 10-K for the year ended December 31, 1998 and the Form 8-K, dated April 27, 1999.

         Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Gaming Holdings' annual financial statements except as modified for interim accounting policies. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.       AMENDMENTS TO THE CREDIT AGREEMENT

         On April 2, 1999, pursuant to the Bank Completion Guaranty, London Clubs International, plc ("London Clubs") funded approximately $18.5 million in order to bring the Main Project Budget "In Balance" (as defined in the Credit Agreement) and the Lenders funded Gaming's March 1999 funding draw ("March Draw") under the Credit Agreement. Upon receipt of the March Draw on April 2, 1999, Gaming immediately paid the outstanding March 1999 payment to the Design/Builder.

         On April 16, 1999, the Lenders under the Credit Agreement approved, effective as of March 10, 1999, the Second Amendment to the Credit Agreement, which cured or waived the events of default discussed in Gaming Holdings' Form 10-K for the year ended December 31, 1998. Specifically, the Second Amendment to the Credit Agreement provides: (i) the indebtedness incurred in connection with the Aladdin Music Project has been paid by or on behalf of Aladdin Music and this event of default has now been waived by the Lenders;
(ii) a capital contribution in the amount of approximately $18.5 million has been made to bring the Main Project Budget "In Balance;" (iii) the approximately $6.5 million of letters of credit, which had been previously posted by London Clubs and the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") to fund a prior increase in the Main Project Budget (and resulting imbalance), have been drawn and the proceeds deposited in Gaming's guaranty deposit account;
(iv) amending certain definitions of the Credit Agreement, including, "Available Funds," "Indebtedness," and "Realized Savings;" (v) any costs in excess of $36 million for completing the carpark associated with the project will be funded by the Sommer Trust and London Clubs; (vi) requiring that Gaming maintain a minimum "Net Worth" at the close of each calendar month, until the end of the fiscal quarter during which the project opens (and then reverting to the Credit Agreement's requirement to maintain the minimum Net Worth on a fiscal quarterly basis thereafter), of not less than $100 million plus 85% of positive Net Income (as defined in the Credit Agreement); and
(vii) other technical amendments to the Credit Agreement.

3.       INCOME TAXES

         Gaming Holdings will file federal information tax returns only. Each member reports taxable income or loss on their respective tax returns.

4.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which becomes effective in the Year 2000, but may be adopted earlier, requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. Gaming Holdings is in the process of analyzing SFAS No. 133 and the impact on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the various other reports which have been previously filed with the United States Securities and Exchange Commission ("SEC"), which may be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, N.W., Washington, D.C. 20549 or the SEC internet site address: http://www.sec.gov.

DEVELOPMENT ACTIVITIES

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), was established on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming Enterprises, Inc., a Nevada corporation (25%), Sommer Enterprises, LLC, a Nevada limited liability company (72%), and GAI, LLC, a Nevada limited liability company (3%). On February 26, 1998, London Clubs International, plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50.0 million for a 25% interest of Gaming Holdings common membership interests ("Gaming Holdings Common Membership Interests"). Sommer Enterprises, LLC ("Sommer Enterprises") contributed a portion of land for Gaming Holdings Common Membership Interests. Aladdin Gaming Enterprises, Inc. ("Gaming Enterprises"), which is owned 100% by Sommer Enterprises, contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Gaming Holdings Common Membership Interests. After the additional contributions, Sommer Enterprises, LLC owns 47% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings and GAI, LLC owns 3% of Gaming Holdings. On November 30, 1998, the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") and its affiliates agreed that they shall vote their respective Gaming Holdings Common Membership Interests and cause Gaming Enterprises to vote its Gaming Holdings Common Membership Interests so that (taking into account Gaming Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings.

         Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Sommer Trust, which holds a 95% interest in AHL, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Holdings.

         Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corporation ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and does not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC, a Nevada limited liability company ("Aladdin Music"). Gaming Holdings and its subsidiaries are collectively referred to herein as "Company."

         The operations of the Company have been limited to the design, development, financing and construction of a new Aladdin Hotel and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location on Las Vegas Boulevard. The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino"), an approximately 1,400-seat production showroom and six restaurants. The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club") that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a planned second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Company and Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project. The Company believes that the completion of the Aladdin will occur during the second quarter of the year 2000.

RESULTS OF OPERATIONS

         The Company is in the development stage and has no significant operations to date. The Company has capitalized all qualifying construction costs. Accordingly, the Company does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. Capitalized costs include approximately $2.3 million related to the Aladdin Music Project for necessary predevelopment costs and expenses of the Aladdin Music Project. The Company's operating expenses primarily have consisted of interest, amortization costs and expenses related to the Notes and pre-opening costs.

         The Company anticipates that its results of operations from inception to the opening of the Aladdin will be adversely affected by the expensing of pre-opening costs and interest not qualifying for capitalization and should not be indicative of future operations. Accordingly, historical results will not be indicative of future operating results. Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the Company's control. While the Company believes that the Aladdin will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit the Company to meet its debt payment obligations, including the Notes and other indebtedness, and its other obligations, there can be no assurance with respect thereto.

         The Company recorded a net loss of approximately $7.9 million for the three months ended March 31, 1999 as compared to a net loss of approximately $13.7 million for the three month period ended March 31, 1998. The cumulative loss for the period of inception (December 1, 1997) to March 31, 1999 was approximately $50.3 million. The Company had no operations for the period of inception (December 1, 1997) to March 31, 1999. The losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes. The pre-opening costs include approximately $.5 million related to the Aladdin Music Project.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Through March 31, 1999, approximately $241.0 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to the Company, approximately $105.5 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $21.5 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

         On February 26, 1998, Gaming Holdings and Capital issued $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"). The proceeds to the Company from the Notes were approximately $115.0 million. For further details on the Notes, including the covenants, restrictions and limitations on the Company pursuant to the Notes Indenture, see Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1998.

         Gaming has a $410 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. As of March 31, 1999, approximately $69.4 million of the Term B Loan proceeds, plus accrued interest, and approximately $115.4 million of the Term C Loan proceeds, plus accrued interest, is available. The Term A Loan has not been funded. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1998 and Exhibit 10.01 to the Company's Form 8-K, dated April 27, 1999.

         Gaming has operating lease financing of up to $60 million and a term loan facility of $20 million to obtain gaming equipment and other specified equipment (collectively, "FF&E Financing"). For further details on the operating lease financing and term loan facility, including the covenants, restrictions and limitations on Gaming pursuant to the FF&E Financing, see
Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1998.

         Upon the later of (a) the transfer of the real property under the Mall Project by the Company to Aladdin Bazaar, LLC ("Aladdin Bazaar") or (b) the commencement of Aladdin's operations, Aladdin Bazaar will execute a promissory note of approximately $16.7 million to Gaming. Principal and interest on the note is payable by Aladdin Bazaar to Gaming in the amount of $2 million per year. The required payments are subordinated to various restrictions under the Aladdin Bazaar operating agreement. Due to the restrictions upon the payments, there can be no assurances that Gaming will receive any payments under this note.

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

         On April 5, 1999, effective as of March 10, 1999, the Sommer Trust, London Clubs, Bazaar Holdings and The Bank of Nova Scotia, as administrative agent for the Lenders, entered into the First Amendment to the Completion Guaranty, which requires the Sommer Trust, London Clubs and Bazaar Holdings to guarantee Gaming's minimum net worth as required by the amended Credit Agreement. Gaming Holdings estimates, and has advised the Sommer Trust, London Clubs and Bazaar Holdings that additional capital contributions of approximately $33 million will be required to maintain such minimum net worth prior to the opening of the Aladdin.

         In connection with the development of the Mall Project, Aladdin Bazaar will reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar is obligated to spend no more than $36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar: (i) a $3.2 million fee per year for a term of 99 years, which is adjusted annually pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) the Company's proportionate share of the operating costs associated with the Carpark and other common areas.

         It is anticipated that Aladdin Music will carry out an approximately $8 million renovation to the Theater. However, because Gaming has an obligation to have the Theater renovated and operational by the opening of the Aladdin, to the extent a joint venture partner and financing have not been secured for the Aladdin Music Project in time to meet this obligation, Gaming will be required to renovate the Theater. Under the Credit Agreement, $8 million has been designated for the Theater renovation.

         The Company believes that the funds provided by the Notes, Bank Credit Facility, FF&E Financing, London Clubs' equity contribution and contributions pursuant to the Bank Completion Guaranty (collectively, "Funding Transactions") will be sufficient to develop, complete and commence operation of the Aladdin, assuming no future delays or additional construction cost overruns, which: (i) are not covered by the $31.8 million contingency funds, of which amount $6.8 million is provided for under the Design/Build Contract and $25 million is provided for under the Credit Agreement; or (ii) Fluor Corporation and/or its subsidiary Fluor Daniel, Inc. are not responsible for pursuant to the Fluor Guaranty and the Design/Build Contract, respectively. As of March 31, 1999, the Company has utilized approximately $10.1 million of the $31.8 million contingency. However, there can be no assurance that the Funding Transactions will be sufficient for the development, construction and commencement of the Aladdin.

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

CERTAIN FORWARD LOOKING STATEMENTS

         Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made, or to be made, by the Company) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to plans for future operations, current construction and development activities (including completion dates and budgets), other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, those relating to the current development and construction activities and costs and timing thereof, the sources and extent of financing for the project, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 1999, there have been no material changes in the information which the Company reported in its Form 10-K for the year ended December 31, 1999, regarding its market risk.

PART II  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.01    Amendment No. 2 to the Employment Agreement between Aladdin Gaming,
                  LLC, Aladdin Gaming Holdings,  LLC and James H. McKennon, dated
                  January 27, 1999.

         10.02    Amendment No. 2 to the Employment Agreement between Aladdin Gaming,
                  LLC, Aladdin Gaming Holdings, LLC and Cornelius T. Klerk, dated
                  January 27, 1999.

         10.03    Amendment No. 2 to the Employment Agreement between Aladdin Gaming,
                  LLC, Aladdin Gaming Holdings, LLC and Jose A. Rueda, dated
                  January 27, 1999.

         10.04    Amendment No. 2 to the Employment Agreement between Aladdin Gaming,
                  LLC, Aladdin Gaming Holdings, LLC and Lee Galati, dated
                  January 27, 1999.

         27.01    Financial Data Schedule.

(b)      Reports on Form 8-K


         On April 28, 1999, the Company filed a Form 8-K, dated April 27, 1999, with the United States Securities and Exchange Commission. The Form 8-K reported on certain amendments to the Company's credit agreement and attached revised consolidated financial statements for Aladdin Gaming Holdings, LLC and its subsidiaries.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                   ALADDIN GAMING HOLDINGS, LLC


May 13, 1999       By:   /s/ Richard J. Goeglein
                         ---------------------------------------------------
                         Richard J. Goeglein, President and Chief
                         Executive Officer


May 13, 1999       By:   /s/ Cornelius T. Klerk
                         ---------------------------------------------------
                         Cornelius T. Klerk, Senior Vice President and
                         Chief Financial Officer





                   ALADDIN CAPITAL CORP.


May 13, 1999       By:   /s/ Richard J. Goeglein
                         ---------------------------------------------------
                         Richard J. Goeglein, Chief Executive Officer


May 13, 1999       By:   /s/ Cornelius T. Klerk
                         ---------------------------------------------------
                         Cornelius T. Klerk, Senior Vice President and
                         Chief Financial Officer

                                  EXHIBIT INDEX

                                                                   PAGE NO.
                                                                   --------
EXHIBIT NO.    DESCRIPTION
10.01          Amendment No. 2 to the Employment Agreement between
               Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC
               and James H. McKennon, dated January 27, 1999.

10.02          Amendment No. 2 to the Employment Agreement between
               Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and Cornelius T. Klerk, dated January 27, 1999

10.03          Amendment No. 2 to the Employment Agreement between
               Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and Jose A. Rueda, dated January 27, 1999

10.04          Amendment No. 2 to the Employment Agreement between
               Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and Lee Galati, dated January 27, 1999

27.01          Financial Data Schedule