Form 10-Q/A
period 1998-06-30
ALADDIN GAMING HOLDING LLC
filed 1999-05-19
CIK 1059127

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q/A

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:              June 30, 1998
                                         ---------------------------------------

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

                            ALADDIN GAMING HOLDINGS, LLC
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Nevada                                 88-0379607
--------------------------------------    ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

 831 Pilot Road, Las Vegas, Nevada                                     89119
--------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)

                                 (702) 736-7114
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              ALADDIN CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                88-0379606
---------------------------------------    ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

 831 Pilot Road, Las Vegas, Nevada                                     89119
--------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)

                                 (702) 736-7114
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             YES    X   NO
                                                                  -----   ------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                            ALADDIN GAMING HOLDINGS, LLC

                                   Not applicable

                            ALADDIN CAPITAL CORPORATION

          2,500 shares of common stock, no par value as of March 31, 1999.




EXPLANATION OF THE AMENDMENT:

     Due to an error in the Financial Data Schedule, Exhibit 27.01, it is necessary to amend, in its entirety, Item 6 of Part II of this report to file an amended Financial Data Schedule.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.01 Facilities Agreement between General Electric Capital Corporation and Aladdin Gaming, LLC dated June 26, 1998.*

          10.02 Intercreditor Agreement by and among The Bank of Nova Scotia, General Electric Capital Corporation and Aladdin Gaming, LLC dated as of June 30, 1998.*

          27.01     Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.


*  This exhibit was included in the original filing of this report.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    ALADDIN GAMING HOLDINGS, LLC

 May 18, 1999                       By:  /s/ Cornelius T. Klerk
                                         --------------------------------------
                                         Cornelius T. Klerk, Senior Vice
                                         President and Chief Financial Officer



                                    ALADDIN CAPITAL CORP.

 May 18, 1999                       By:  /s/ Cornelius T. Klerk
                                         --------------------------------------
                                         Cornelius T. Klerk, Senior Vice
                                         President and Chief Financial Officer