Form 10-Q/A
period 1999-03-31
ALADDIN GAMING HOLDING LLC
filed 1999-05-19
CIK 1059127

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended:              March 31, 1999
                                           -------------------------------------

                                          OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from:                       to
                                 --------------------    -----------------------

Commission file number:       333-49717 and 333-49717-01
                           -----------------------------------------------------

                             ALADDIN GAMING HOLDINGS, LLC
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Nevada                                     88-0379607
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                     89119
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                    (702) 736-7114
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                ALADDIN CAPITAL CORP.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Nevada                                     88-0379606
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                     89119
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




EXPLANATION OF THE AMENDMENT:

     Due to a typographical error in the "Consolidated Statements of Members' Equity" and "Consolidated Statements of Cash Flows," it is necessary to amend, in its entirety, Item 1 "Financial Statements" of Part I of this report to read as follows:

PART I.   FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                             ALADDIN GAMING HOLDINGS, LLC
                                   AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)

                             CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                    (IN THOUSANDS)

                                                   March 31,      December 31,
                                                      1999            1998
                                                ---------------  ---------------
                                                  (unaudited)
                     ASSETS
 Current assets:
      Cash                                         $        26     $      1,248
      Restricted land                                    6,842            6,842
      Other current assets                                 972            1,021
                                                ---------------  ---------------
           Total current assets                          7,840            9,111
                                                ---------------  ---------------

 Property and equipment:
      Land                                              33,407           33,407
      Furniture and equipment                              304              272
      Construction in progress                         123,808           86,557
      Capitalized interest                              12,977            8,213
                                                ---------------  ---------------
                                                       170,496          128,449
      Less accumulated depreciation                         37               17
                                                ---------------  ---------------
                                                       170,459          128,432
                                                ---------------  ---------------

 Other assets
      Restricted cash                                  198,037          227,983
      Other assets                                       3,270            2,920
      Debt issuance costs, net of
      accumulated amortization of $3,701
      and $2,831                                        33,441           34,315
                                                ---------------  ---------------
           Total other assets                          234,748          265,218
                                                ---------------  ---------------

                                                  $    413,047     $    402,761
                                                ---------------  ---------------
                                                ---------------  ---------------

         LIABILITIES AND MEMBERS' EQUITY
 Current liabilities:
      Accounts payable                                   3,636            3,394
      Construction payable                              23,244           12,063
      Obligation to transfer land                        6,842            6,842
      Accrued expenses                                   2,987            1,847
                                                ---------------  ---------------
           Total current liabilities                    36,709           24,146
                                                ---------------  ---------------

 Long-term debt, net of discount                       392,972          388,353

 Related party payables and other liabilities            5,102            4,122

 Members' equity:
      Common membership interest                        28,608           28,608
      Deficit accumulated during the                   (50,344)         (42,468)
      development stage                         ---------------  ---------------
           Total members' equity                       (21,736)         (13,860)
                                                ---------------  ---------------
                                                  $    413,047     $    402,761
                                                ---------------  ---------------
                                                ---------------  ---------------

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


                                                                                                      For the period
                                                                                                       December 1,
                                                            For the three        For the three      1997 (inception)
                                                            months ended          months ended           through
                                                           March 31, 1999        March 31, 1998       March 31, 1999
                                                             (unaudited)          (unaudited)          (unaudited)
                                                           ----------------     -----------------    -----------------
Pre-opening costs                                                $   2,297            $   11,463           $   27,034

Other (income) expense:
       Interest income                                             (2,548)               (1,585)             (15,020)
       Interest expense                                             12,891                 4,388               51,307
       Less:  Interest capitalized                                 (4,764)                 (544)             (12,977)
                                                           ----------------     -----------------    -----------------
              Total other (income) expense                           5,579                 2,259               23,310
                                                           ----------------     -----------------    -----------------

Net loss accumulated during the development stage                $   7,876            $   13,722           $   50,344
                                                           ----------------     -----------------    -----------------
                                                           ----------------     -----------------    -----------------




   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                             THROUGH MARCH 31, 1999
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                             Aladdin         London
                                            Sommer           Gaming           Clubs
                                          Enterprises,     Enterprises,      Nevada,
                                              LLC              LLC             Inc.          GAI, LLC        Total
                                          ------------     ------------    ------------     -----------    -----------
BALANCE, DECEMBER 1, 1997                     $     -          $     -         $     -         $     -        $     -

Members' contribution                               1                -               -               2              3
                                          ------------     ------------    ------------     -----------    -----------

BALANCE, DECEMBER 31, 1997                          1                -               -               2              3

Net loss for the period                      (19,960)         (10,617)        (10,617)         (1,274)       (42,468)

Members' contributions                       (47,317)           28,247          50,000               -         30,930

Members' equity costs                         (1,093)            (581)           (581)            (70)        (2,325)
                                          ------------     ------------    ------------     -----------    -----------

BALANCE, DECEMBER 31, 1998                   (68,369)           17,049          38,802         (1,342)       (13,860)

Net loss for the period                       (3,702)          (1,969)         (1,969)           (236)        (7,876)
                                          ------------     ------------    ------------     -----------    -----------

BALANCE, MARCH 31, 1999                    $ (72,071)         $ 15,080         $36,833       $ (1,578)     $ (21,736)
                                          ------------     ------------    ------------     -----------    -----------
                                          ------------     ------------    ------------     -----------    -----------







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

                                                                                                    For the period
                                                                                                   December 1, 1997
                                                   For the three            For the three             (inception)
                                                    months ended             months ended          through March 31,
                                                   March 31, 1999           March 31, 1998               1999
                                                    (unaudited)              (unaudited)              (unaudited)
                                                 -------------------    ----------------------    --------------------
Cash used in operating activities                         $   (303)                $  (9,300)             $  (20,962)
                                                 -------------------    ----------------------    --------------------

Cash flows from investing activities:
       Payments for construction in
       progress, furniture, equipment and
       capitalized interest                                (30,865)                   (7,037)               (105,534)
     Decrease (increase) in restricted cash                 29,947                  (308,293)               (198,036)
                                                 -------------------    ----------------------    --------------------
Net cash used in investing activities                         (918)                 (315,330)               (303,570)
                                                 -------------------    ----------------------    --------------------

Cash flows from financing activities:
       Proceeds from issuance of notes                           -                   100,047                 100,047
       Proceeds from long-term debt                              -                   274,000                 274,000
       Repayment of long-term debt                               -                       (45)                   (547)
       Debt issuance costs                                       -                   (37,170)                (37,146)
       Members' contributions                                    -                    65,000                  65,003
       Payment of debt on contributed land                       -                   (74,477)                (74,477)
       Members' equity costs                                     -                    (2,325)                 (2,325)
       Payable to related parties                               (1)                        -                       -
       Advances to purchase membership
         interests                                               -                         -                       3

                                                 -------------------    ----------------------    --------------------
Net cash provided by financing activities                       (1)                  325,030                 324,558
                                                 -------------------    ----------------------    --------------------

Net (decrease)/increase in cash                             (1,222)                      400                      26
Cash and cash equivalents at the beginning
   of the period                                             1,248                         7                       -
                                                 -------------------    ----------------------    --------------------
Cash and cash equivalents at the end of the
   period                                                     $ 26                     $ 407                    $ 26
                                                 -------------------    ----------------------    --------------------
                                                 -------------------    ----------------------    --------------------


   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND FOR THE PERIOD
            FROM INCEPTION (DECEMBER 1, 1997) THROUGH MARCH 31, 1999
                                   (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid for interest, net of amount
   capitalized                                        $832         $ 365        $12,164
Non-cash investing and financing activities:
   Members' contributions - book value
       Land                                              -        33,407         33,407
       Construction in progress                          -         7,000          7,000
   Equipment acquired equal to assumption
     of debt                                             -           547            547
   Increase in construction payables                11,182             -         11,182


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



                                 ALADDIN GAMING HOLDINGS, LLC


May 18, 1999                     By:   /s/ Cornelius T. Klerk
                                       -----------------------------------------
                                       Cornelius T. Klerk, Senior Vice President
                                       and Chief Financial Officer





                                 ALADDIN CAPITAL CORP.


May 18, 1999                     By:   /s/ Cornelius T. Klerk
                                       -----------------------------------------
                                       Cornelius T. Klerk, Senior Vice President
                                       and Chief Financial Officer