Form 10-Q
period 1999-06-30
ALADDIN GAMING HOLDING LLC; ALADDIN GAMING HOLDINGS LLC
filed 1999-08-16
CIK 1059127, 1059126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999
                                         ------------------------------------

                                      OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from:                   to
                                         -----------------    ---------------

Commission file number: 333-49717 and 333-49717-01
                        -----------------------------------------------------

                           ALADDIN GAMING HOLDINGS, LLC
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            Nevada                                  88-0379607
 --------------------------------        ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                89119
----------------------------------------                   ------------------
(Address of principal executive offices)                       (Zip Code)

                               (702) 736-7114
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                           ALADDIN CAPITAL CORP.
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            Nevada                                  88-0379606
 --------------------------------        ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                89119
----------------------------------------                   ------------------
(Address of principal executive offices)                       (Zip Code)

                               (702) 736-7114
-----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES  X      NO
                                               ---        ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

                          ALADDIN GAMING HOLDINGS, LLC

                                 Not applicable

                           ALADDIN CAPITAL CORPORATION

       2,500 shares of common stock, no par value as of June 30, 1999.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                       PAGE NO.
                                                                                       ---------
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets
                June 30, 1999 and December 31, 1998..................................       1

              Consolidated Statements of Operations
                For the three and six months ended June 30, 1999 and 1998 and for
                the period from inception (December 1, 1997) through June 30, 1999...           2

              Consolidated Statements of Members' Equity
                For the period from inception (December 1, 1997) through June 30,
                1999.................................................................     3-5

              Consolidated Statements of Cash Flows
                For the six months ended June 30, 1999 and 1998 and for
                the period from inception (December 1, 1997) through June 30, 1999...     6-7

              Notes to the Consolidated Financial Statements.........................    8-11

              Management's Discussion and Analysis of Financial Condition and
   Item 2.      Results of Operations................................................   12-18

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............      19

PART II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K.......................................      20

Signatures    .......................................................................      21

Exhibit Index .......................................................................      22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        ALADDIN GAMING HOLDINGS, LLC
                              AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                               (IN THOUSANDS)


                                                          JUNE 30, 1999          DECEMBER 31, 1998
                                                          -------------          -----------------
                                                           (unaudited)
                  ASSETS
Current assets:
  Cash                                                     $  1,771                  $  1,248
  Restricted land                                             6,842                     6,842
  Other current assets                                        1,536                     1,021
                                                           --------                  --------
         Total current assets                                10,149                     9,111
                                                           --------                  --------

Property and equipment:
  Land                                                       33,407                    33,407
  Furniture and equipment                                       440                       272
  Construction in progress                                  171,266                    86,557
  Capitalized interest                                       19,198                     8,213
                                                           --------                  --------
                                                            224,311                   128,449
  Less accumulated depreciation                                  67                        17
                                                           --------                  --------
                                                            224,244                   128,432
Other assets
  Restricted cash                                           177,202                   227,983
  Other assets                                                3,270                     2,920
  Debt issuance costs, net of accumulated
    amortization of $4,601 and $2,831                        32,545                    34,315
                                                           --------                  --------
         Total other assets                                 213,017                   265,218
                                                           --------                  --------

                                                           $447,410                  $402,761
                                                           --------                  --------
                                                           --------                  --------

        LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable                                         $  2,835                  $  3,394
  Construction payable                                       21,376                    12,063
  Obligation to transfer land                                 6,842                     6,842
  Accrued expenses                                            2,384                     1,847
                                                           --------                  --------
         Total current liabilities                           33,437                    24,146
                                                           --------                  --------

Long-term debt, net of discount                             397,835                   388,353

Related party payables and other liabilities                  5,331                     4,122

Members' equity:
  Preferred membership interest - Series A                   40,058                      ---
  Preferred membership interest - Series B                     ---                       ---
  Common membership interest                                 28,608                    28,608
  Deficit accumulated during the development stage          (57,859)                  (42,468)
                                                           --------                  --------
         Total members' equity                               10,807                   (13,860)
                                                           --------                  --------

                                                           $447,410                  $402,761
                                                           --------                  --------
                                                           --------                  --------

   The accompanying notes are an integral part of these financial statements.

                         ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
             AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                            THROUGH JUNE 30, 1999
                               (IN THOUSANDS)

                                                                                                                      FOR THE PERIOD
                                                              FOR THE                                               DECEMBER 1, 1997
                                      FOR THE THREE      THREE MONTHS           FOR THE SIX         FOR THE SIX          (INCEPTION)
                                       MONTHS ENDED        ENDED JUNE          MONTHS ENDED        MONTHS ENDED              THROUGH
                                      JUNE 30, 1999          30, 1998         JUNE 30, 1999       JUNE 30, 1998        JUNE 30, 1999
                                        (UNAUDITED)       (UNAUDITED)           (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                     ---------------    --------------     -----------------    ----------------    ---------------
Pre-opening costs                       $ 2,544             $ 2,821             $  4,841             $14,284             $ 29,578

Other (income) expense:
  Interest income                        (2,345)             (4,053)              (4,893)             (5,637)             (17,365)
  Interest expense                       12,706              11,072               25,597              15,459               64,013
  Less:  Interest capitalized            (6,220)             (1,870)             (10,984)             (2,414)             (19,197)
                                        -------             -------             --------             -------             --------
     Total other (income) expense         4,141               5,149                9,720               7,408               27,451
                                        -------             -------             --------             -------             --------
Net loss accumulated during the
 development stage                      $ 6,685             $ 7,970             $ 14,561             $21,692             $ 57,029
                                        -------             -------             --------             -------             --------
                                        -------             -------             --------             -------             --------








   The accompanying notes are an integral part of these financial statements.

                         ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
               FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                            THROUGH JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         SOMMER ENTERPRISES, LLC                       ALADDIN GAMING ENTERPRISES, LLC
                                ------------------------------------------      --------------------------------------------
                                                                  DEFICIT                                           DEFICIT
                                                              ACCUMULATED                                       ACCUMULATED
                                    COMMON      PREFERRED      DURING THE           COMMON        PREFERRED      DURING THE
                                MEMBERSHIP     MEMBERSHIP     DEVELOPMENT       MEMBERSHIP       MEMBERSHIP     DEVELOPMENT
                                  INTEREST       INTEREST           STAGE         INTEREST         INTEREST           STAGE
                                -----------    ----------     -----------       ----------       ----------     -----------
Balance, December 1, 1997                -              -               -                -                -               -

Member Contributions                     1              -               -                -                -               -
                                -----------    ----------     -----------       ----------       ----------     -----------

Balance, December 31, 1997               1              -               -                -                -               -

Net loss for the period                  -              -         (19,960)               -                -         (10,617)

Member Contributions               (47,317)             -               -           28,247                -               -

Members' equity costs               (1,093)             -               -             (581)               -               -
                                -----------    ----------     -----------       ----------       ----------     -----------

Balance, December 31, 1998         (48,409)             -         (19,960)          27,666                -         (10,617)

Net loss for the period                  -              -          (6,844)               -                -          (3,640)

Member Contributions                     -         29,421               -                -                -               -

Preferred return                         -            622            (390)               -                -            (208)
                                -----------    ----------     -----------       ----------       ----------     -----------

Balance, June 30, 1999             (48,409)        30,043         (27,194)          27,666                -         (14,465)
                                -----------    ----------     -----------       ----------       ----------     -----------

                         ALADDIN GAMING HOLDINGS, LLC
                               AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
               FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                            THROUGH JUNE 30, 1999
                                (IN THOUSANDS)
                                  (UNAUDITED)
                                  (continued)

                                          LONDON CLUBS NEVADA, INC.                               GAI, LLC
                                  ------------------------------------------     -----------------------------------------
                                                                     DEFICIT                                       DEFICIT
                                                                 ACCUMULATED                                   ACCUMULATED
                                      COMMON      PREFERRED       DURING THE         COMMON      PREFERRED      DURING THE
                                  MEMBERSHIP     MEMBERSHIP      DEVELOPMENT     MEMBERSHIP     MEMBERSHIP     DEVELOPMENT
                                    INTEREST       INTEREST            STAGE       INTEREST       INTEREST           STAGE
                                  -----------    ----------      -----------     ----------     ----------     -----------
Balance, December 1, 1997                  -              -                -              -              -               -

Member Contributions                       -              -                -              2              -               -
                                  -----------    ----------      -----------     ----------     ----------     -----------

Balance, December 31, 1997                 -              -                -              2              -               -

Net loss for the period                    -              -          (10,617)             -                         (1,274)

Member Contributions                  50,000              -                -              -              -               -

Members' equity costs                   (581)             -                -            (70)             -               -
                                  -----------    ----------      -----------     ----------     ----------     -----------

Balance, December 31, 1998            49,419              -          (10,617)           (68)             -           (1,274)

Net loss for the period                    -              -           (3,640)             -              -             (437)

Member Contributions                       -          9,807                -              -              -                -

Preferred return                           -            208             (208)             -              -              (24)
                                  -----------    ----------      -----------     ----------     ----------     -----------

Balance, June 30, 1999                49,419         10,015          (14,465)           (68)             -           (1,735)
                                  -----------    ----------      -----------     ----------     ----------     -----------

                         ALADDIN GAMING HOLDINGS, LLC
                               AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
               FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                            THROUGH JUNE 30, 1999
                                (IN THOUSANDS)
                                  (UNAUDITED)
                                  (continued)

                                                        TOTAL
                                    ----------------------------------------------
                                                                          DEFICIT
                                                                      ACCUMULATED
                                        COMMON           PREFERRED     DURING THE
                                    MEMBERSHIP          MEMBERSHIP    DEVELOPMENT
                                      INTEREST            INTEREST          STAGE
                                    -----------         ----------    -----------
Balance, December 1, 1997                    -                   -              -

Member Contributions                         3                   -              -
                                    -----------         ----------    -----------

Balance, December 31, 1997                   3                   -              -

Net loss for the period                      -                   -        (42,468)

Member Contributions                    30,930                   -              -

Members' equity costs                   (2,325)                  -              -
                                    -----------         ----------    -----------

Balance, December 31, 1998              28,608                   -        (42,468)

Net loss for the period                      -                   -        (14,561)

Member Contributions                         -              39,228              -

Preferred return                             -                 830           (830)
                                    -----------         ----------    -----------

Balance, June 30, 1999                  28,608              40,058        (57,859)
                                    -----------         ----------    -----------

   The accompanying notes are an integral part of these financial statements.

                           ALADDIN GAMING HOLDINGS, LLC
                                 AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                               THROUGH JUNE 30, 1999
                                   (IN THOUSANDS)

                                                                                                    FOR THE PERIOD
                                                                                                   DECEMBER 1, 1997
                                                    FOR THE SIX              FOR THE SIX              (INCEPTION)
                                                    MONTHS ENDED             MONTHS ENDED          THROUGH JUNE 30,
                                                   JUNE 30, 1999            JUNE 30, 1998                1999
                                                    (UNAUDITED)              (UNAUDITED)              (UNAUDITED)
                                                 -------------------    ----------------------    --------------------
Cash used in operating activities                          $ (2,937)                 $ (9,434)              $ (23,596)
                                                 -------------------    ----------------------    --------------------

Cash flows from investing activities:
     Payments for construction in progress,
       furniture, equipment and capitalized
       interest                                             (86,549)                  (36,718)               (161,218)

     Decrease (increase) in restricted cash                  50,782                  (274,741)               (177,201)
                                                 -------------------    ----------------------    --------------------
Net cash used in investing activities                       (35,767)                 (311,459)               (338,419)
                                                 -------------------    ----------------------    --------------------

Cash flows from financing activities:
       Proceeds from issuance of notes                           --                   100,047                 100,047
       Proceeds from long-term debt                              --                   274,000                 274,000
       Repayment of long-term debt                               --                       (89)                   (547)
       Debt issuance costs                                       --                   (37,124)                (37,146)
       Members' contributions                                39,228                    65,000                 104,231
       Payment of debt on contributed land                       --                   (74,477)                (74,477)
       Members' equity costs                                     --                    (2,325)                 (2,325)
       Payable to related parties                               (1)                        --                      --
       Advances to purchase membership
         interests                                               --                        --                       3

                                                 -------------------    ----------------------    --------------------

Net cash provided by financing activities                    39,227                   325,032                 363,786
                                                 -------------------    ----------------------    --------------------

Net increase in cash                                            523                     4,139                   1,771
Cash and cash equivalents at the beginning
   of the period                                              1,248                         7                      --
                                                 -------------------    ----------------------    --------------------
Cash and cash equivalents at the end of the
   period                                                   $ 1,771                   $ 4,146                 $ 1,771
                                                 ===================    ======================    ====================

 The accompanying notes are an integral part of these financial statements.

                             ALADDIN GAMING HOLDINGS, LLC
                                   AND SUBSIDIARIES

                           (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                               THROUGH JUNE 30, 1999
                                     (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid for interest, net of amount
   capitalized                                               $1,892                   $ 3,936                 $13,224
Non-cash investing and financing activities:

   Members' contributions - book value
       Land                                                      --                    33,407                  33,407
       Construction in progress                                  --                     7,000                   7,000
   Equipment acquired equal to assumption
     of debt                                                     --                       547                     547
   Increase in construction payables                          9,313                        --                  21,376

 The accompanying notes are an integral part of these financial statements.

                        ALADDIN GAMING HOLDINGS, LLC
                             AND SUBSIDIARIES

                      (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1999

1.       BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), through its wholly-owned subsidiary Aladdin Gaming, LLC ("Gaming"), is developing, constructing and will operate a new hotel and casino, the Aladdin Resort and Casino ("Aladdin"), as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. The resort will be located at the center of Las Vegas Boulevard. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Aladdin Music plans to construct a second hotel and casino with a music and entertainment theme ("Aladdin Music Project") on the southeast corner of the 35-acre parcel. Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project.

         The consolidated financial statements include the accounts of Gaming Holdings and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in Gaming Holdings' Annual Report on Form 10-K for the year ended December 31, 1998, the Form 8-K, dated April 27, 1999 and the Form 10-Q for the quarter ended March 31, 1999.

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

2.       CLASSES OF INTEREST

         Gaming Holdings has three classes of shares (which represent units of membership interests in Gaming Holdings): Common Shares ("Gaming Holdings Common Membership Interests"), Series A Preferred Shares ("Gaming Holdings Series A Preferred Interests") and Series B Preferred Shares ("Gaming Holdings Series B Preferred Interests" and together with the Gaming Holdings Common Membership Interests and the Gaming Holdings Series A Preferred Interests, the "Gaming Holdings Interests"). Gaming Holdings' authorized capital stock consists of 10,000,000 Gaming Holdings Common Membership Interests, 1,500,000 Gaming Holdings Series A Preferred Interests and 1,500,000 Gaming Holdings Series B Preferred Interests. As of June 30, 1999, Gaming Holdings Common Membership Interests of 1,000,000 and Gaming Holdings Series A Preferred Share Interests of 392,270 were issued and outstanding. No Gaming Holdings Series B Preferred Share Interests have been issued as of June 30, 1999.

         Gaming Holdings will periodically distribute cash, to the extent available, to the holders of Gaming Holdings Common Membership Interests (or, if any such holder is a pass-through entity, its equity interest holders) to the extent of the increase in their cumulative United States federal, state or local income tax liability in respect of their interests in Gaming Holdings for such period and make any additional distributions of cash to Gaming Holdings Members that may be necessary to cover United States federal, state or local income taxes arising from the ownership of an interest in Gaming Holdings. No other distributions shall be made to any Gaming Holdings Interests until all distributions to cover tax liability in respect of any Gaming Holdings Interests for such period have been made.

         The Gaming Holdings Series A Preferred Interests are issued to London Clubs Nevada, Inc. ("LCNI"), a subsidiary of London Clubs International, plc ("London Clubs"), or Sommer Enterprises, LLC ("Sommer Enterprises") in consideration for any payment required pursuant to the Bank Completion Guaranty, the Noteholder Completion Guaranty or the Keep-Well Agreement which is made by Aladdin Holdings, LLC, LCNI or their respective affiliates to Gaming where such payment is not required to be made to pay down the Gaming's bank debt pursuant to Section 13 of the Keep-Well Agreement. Except for distributions to cover any tax liability in respect of any Gaming Holding Interests, the Gaming Holdings Series A Preferred Interests will have a first priority in the allocation of profits and a distribution, redemption and liquidation preference over all Gaming Holdings Common Membership Interests and Gaming Holdings Series B Preferred Interests. The capital account in respect of the Gaming Holdings Series A Preferred Interests will cumulate and compound semi-annually at the rate of 12% per annum on the capital account balance in respect thereof at the time of compounding and, subject to the limitations on Restricted Payment set forth in the Indenture, will be paid upon approval of a supermajority of the Gaming Holdings Board of Managers.

         During the second quarter of 1999, a total of $39.2 million of payments were made pursuant to the Bank Completion Guaranty in exchange for Gaming Holdings Series A Preferred Interests. As of June 30, 1999, $830,000 was accrued on the Series A Preferred Interest related to contributions made in the second quarter of 1999.

         Gaming Holdings Series A Preferred Interests will be automatically redeemed when distributions have been made to the extent of the capital account balance in respect thereof. Should Gaming Holdings liquidate any time prior to the redemption of the Gaming Holdings Series A Preferred Interests, the Gaming Holdings Series A Preferred Interests will be entitled to a distribution of cash, to the extent available, before any distributions are made to the Gaming Holdings Series B Preferred Interests or Gaming Holdings Common Membership Interests, in an amount equal to the capital account of the Gaming Holdings Series A Preferred Interests.

         The Gaming Holdings Series B Preferred Interests will be issued to LCNI in the event of and in exchange for a payment required by London Clubs to pay down Gaming's bank debt pursuant to Section 13 of the Keep-Well Agreement. Except for distributions to cover any tax liability in respect of any Gaming Holdings Interests, the Gaming Holdings Series B Preferred Interests will have a distribution, redemption and liquidation preference over all Gaming Holdings Common Membership Interests. To the extent of any net profits left to be allocated after special allocations (as defined in the Operating Agreement) and allocations to Gaming Holdings Series A Preferred Interests, the capital account in respect of Gaming Holdings Series B Preferred Interests will cumulate and compound quarterly at a rate equal to the rate on the bank debt of the Company which was paid down by the payment required pursuant to the Keep-Well Agreement, such rate to be applied to the capital account balance in respect of the Gaming Holdings Series B Preferred Interests at the time of compounding and, subject to the limitations on Restricted Payments set forth in the Indenture, will be paid upon approval of a supermajority of the Gaming Holdings Board of Managers and after all Gaming Holdings Series A Preferred Interests have been redeemed. Gaming Holdings Series B Preferred Interests will be automatically redeemed when distributions have been made to the extent of the capital account balance. Should Gaming Holdings liquidate at any time prior to the redemption of the

Gaming Holdings Series B Preferred Interests, the Holdings Series B Preferred Interests will be entitled to a distribution of cash, to the extent available, before any distributions.

         Other than distributions to cover any tax liability in respect of any Gaming Holdings Interests, the Gaming Holdings Common Membership Interests will be entitled to distribution only after all discretionary and mandatory distributions have been made to all other interests in Gaming Holdings.

         Except for matters affecting rights of the holders of Gaming Holdings Series A Preferred Interests and Gaming Holdings Series B Preferred Interests to distributions, including upon redemption, (which may not be diminished or affected without the vote of the holders of at least two-thirds of the issued and outstanding shares of the affected class) and matters affecting the anti-dilution protections and tag-along participation rights of the holders of the Warrants and the Warrant Shares (which may not be amended without the consent of Aladdin Gaming Enterprises, Inc.), all management and voting rights will be vested in the Gaming Holdings Common Membership Interests.

         The above summary should be read in conjunction with, and is qualified in its entirety by, the Gaming Holdings Operating Agreement, see
Exhibit 3.5 to the Gaming Holdings Form 10-K for the fiscal year ended December 31, 1998.

3.       INTEREST RATE SWAPS

         Effective June 30, 1999, Gaming restructured its interest rate swap arrangements in an effort to reduce future expenditures for interest. Gaming has entered into these agreements to manage interest expense, which is subject to fluctuations due to the variable nature of the London Interbank Offered Rate ("LIBOR"). In exchange for entering into the transaction, Gaming received $500,000 from the counterparty in July, 1999.

         Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000. After March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (ii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on June 30, 1999 was set at 5.33%. The fair market value of the Company's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty to the swaps, is a net receivable of approximately $1 million at July 21, 1999.

         The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

         Neither the Company nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. The Company is exposed to loss if the counterparty defaults. The Company does not hold or issue rate agreements for trading purposes.

4.       INCOME TAXES

         Gaming Holdings will file federal information tax returns only. Each member reports taxable income or loss on their respective tax returns.

5.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. In July, 1999, the FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. Gaming Holdings is in the process of analyzing SFAS No. 133 and the impact on its consolidated financial position and results of operations.

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

DEVELOPMENT ACTIVITIES

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), was formed on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming Enterprises, Inc., a Nevada corporation (25%), Sommer Enterprises, LLC, a Nevada limited liability company (72%), and GAI, LLC, a Nevada limited liability company (3%). On February 26, 1998, London Clubs International, plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50.0 million for a 25% interest of Gaming Holdings common membership interests ("Gaming Holdings Common Membership Interests"). Sommer Enterprises, LLC ("Sommer Enterprises") contributed a portion of land for Gaming Holdings Common Membership Interests. Aladdin Gaming Enterprises, Inc. ("Gaming Enterprises"), which is owned 100% by Sommer Enterprises, contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Gaming Holdings Common Membership Interests. After the additional contributions, Sommer Enterprises, LLC owns 47% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings and GAI, LLC owns 3% of Gaming Holdings. On November 30, 1998, the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") and its affiliates agreed that they shall vote their respective Gaming Holdings Common Membership Interests and cause Gaming Enterprises to vote its Gaming Holdings Common Membership Interests so that (taking into account Gaming Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings.

         Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Sommer Trust, which holds a 95% interest in AHL, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in Gaming Holdings.

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

         The operations of the Company have been limited to the design, development, financing and construction of a new Aladdin Resort and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, a premier location on Las Vegas Boulevard. The Aladdin has been designed to include a luxury themed hotel of approximately 2,600 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino") and six restaurants. The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club") that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a planned second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and
(v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Company and Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project. The Company believes that the completion of the Aladdin will occur during the second quarter of the year 2000.

RESULTS OF OPERATIONS

         The Company is in the development stage and has no significant operations to date. The Company has capitalized all qualifying construction costs. Accordingly, the Company does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on qualifying assets. Capitalized costs include approximately $2.2 million related to the Aladdin Music Project for necessary predevelopment costs and expenses of the Aladdin Music Project. The Company's operating expenses primarily have consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs.

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

         Pre-opening expenses for the three and six months ended June 30, 1999 were $2.5 million and $4.8 million compared to $2.8 million and $14.3 million during the same periods of the prior year. Pre-opening expenses were higher in the prior year due to organizational costs and expenses related to arranging the financing of the Aladdin.

         Interest expense for the three and six months ended June 30, 1999 was $12.7 million and $25.6 million compared to $11.1 million and $15.5 million during the same periods of the prior year. Interest expense increased in the current year due to higher funded debt levels as construction has progressed on the project. The Company pays a higher interest rate on its bank debt once the funds are utilized for construction compared to the amount paid for interest when the funds are held in the cash collateral account. Capitalized interest has also increased in the current year as construction in progress has increased.

         Interest income has decreased in the current year compared to the prior year as cash balances have been used to fund construction costs, pre-opening expenses and interest expense.

         The Company recorded a net loss of approximately $6.7 million for the three months ended June 30, 1999 and approximately $14.6 million for the six months ended June 30, 1999 as compared to a net loss of approximately $8 million for the three month period ended June 30, 1998 and approximately
$21.7 million for the six months ended June 30, 1998. The cumulative loss for the period of inception (December 1, 1997) to June 30, 1999 was approximately $57.0 million. The Company had no operations for the period of inception (December 1, 1997) to June 30, 1999. The losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Through June 30, 1999, approximately $298.8 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to the Company, approximately $161.2 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $23.6 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

         On February 26, 1998, Gaming Holdings and Capital issued $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"). The proceeds to the Company from the Notes were approximately $115.0 million and all the proceeds have been utilized by the Company for the development and construction of the Aladdin. For further details on the Notes, including the covenants, restrictions and limitations on the Company pursuant to the Notes Indenture, see Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1998.

         Gaming has a $410 million Credit Agreement ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and The Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $136 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. As of June 30, 1999, approximately $57.8 million of the Term B Loan proceeds, plus accrued interest, and approximately $103.8 million of the Term C Loan proceeds, plus accrued interest, is available. The Term A Loan has not been funded. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1998 and Exhibit 10.01 to the Company's Form 8-K, dated April 27, 1999.

         On April 16, 1999, effective as of March 10, 1999, the Lenders approved the Second Amendment to the Credit Agreement ("Second Amendment to the Credit Agreement"). The Second Amendment to the Credit Agreement provides or acknowledges: (i) the indebtedness incurred in connection with the Aladdin Music Project has been paid by or on behalf of Aladdin Music and this event of default has now been waived by the Lenders; (ii) a capital contribution in the amount of approximately $18.5 million has been made to bring the Main Project Budget "In Balance;" (iii) the approximately $6.5 million of letters of credit, which had been previously posted by London Clubs and the Sommer Trust to fund a prior increase in the Main Project Budget (and resulting imbalance), have been drawn and the proceeds deposited in Gaming's guaranty deposit account; (iv) amending certain definitions in the Credit Agreement, including, "Available Funds," "Indebtedness," and "Realized Savings;" (v) any costs in excess of $36 million for completing the Carpark will be funded by the Sommer Trust and London Clubs; (vi) Gaming will be required to maintain a minimum "Net Worth" at the close of each calendar month, until the end of the fiscal quarter during which the Project opens (and then reverting to the Credit Agreement's requirement to maintain the minimum Net Worth on a fiscal quarterly basis thereafter), of not less than $100 million plus 85% of positive Net Income (as defined in the Credit Agreement); and (vi) for other technical amendments to the Credit Agreement. The above summary should be read in conjunction with, and is qualified in its entirety by, the Second Amendment to the Credit Agreement previously filed as
Exhibit 10.01 to the Company's Form 8-K, dated April 27, 1999. The Company has been advised by its counsel that the Second Amendment to the Credit Agreement did not require the approval of either the FF&E Financing (as defined below) lenders or the holders of the Notes.

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

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. On April 5, 1999, effective as of March 10, 1999, the Sommer Trust, London Clubs, Bazaar Holdings and The Bank of Nova Scotia, as administrative agent for the Lenders, entered into the First Amendment to the Bank Completion Guaranty, which requires the Sommer Trust, London Clubs and Bazaar Holdings to guarantee Gaming's minimum Net Worth as required by the Second Amendment to the Credit Agreement discussed above. The Bank Completion Guaranty is not subject to any maximum dollar limitations. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

         In March, 1999, the Company increased the Main Project Budget (as defined in the Credit Agreement) by approximately $18.5 million, which amount reflected an increase in construction costs of approximately $9.5 million and an increase in pre-opening costs of approximately $9 million. On April 2, 1999, pursuant to the Bank Completion Guaranty, which is a joint and several obligation of the Sommer Trust and London Clubs, London Clubs funded to Gaming all of the approximately $18.5 million March, 1999, increase in the Main Project Budget.

         In May and June, 1999, the Company increased the Main Project Budget by approximately $11.4 million and $2.9 million, respectively. These amounts reflected an increase in construction costs of approximately $13.8 million and an increase in pre-opening costs of approximately $0.5 million. On June 15 and 18, 1999, pursuant to the Bank Completion Guaranty, London Clubs funded to Gaming approximately $11.4 million to fund the May, 1999, Main Project Budget increase and on July 19 and 27, 1999, also pursuant to the Bank Completion Guaranty, London Clubs funded to Gaming approximately $2.9 million to fund the June, 1999, Main Project Budget increase.

         As required by the Company's Operating Agreement upon advances under the Bank Completion Guaranty, the Company will issue, effective as of the dates of the respective fundings, Series A Preferred Shares in the names of Sommer Enterprises and London Clubs Nevada, Inc. in the amounts specified in the Company's Operating Agreement. All said shares have been pledged in favor of the Lenders, and, on a subordinated basis, the shares issued in the name of Sommer Enterprises (as well as its Common Shares in Gaming Holdings) have been pledged in favor of London Clubs.

         In connection with the development of the Mall Project, Aladdin Bazaar will reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin. Additionally, Aladdin Bazaar is obligated to spend no more than $36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar: (i) a $3.2 million fee per year for a term of 99 years, which is adjusted every fifth year pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) the Company's proportionate share of the operating costs associated with the Carpark and other common areas.

         It was anticipated that Aladdin Music would carry out the renovation to the Theater. However, Gaming has an obligation to have the Theater renovated and operational by the opening of the Aladdin and, because a joint venture partner and financing have not been secured for the Aladdin Music Project in time to meet this obligation, Gaming will renovate the Theater. Under the Credit Agreement, $15.0 million of the approximately $21.3 million which was designated for Gaming's investment in Aladdin Music will be allocated to the Theater renovation, and the remaining $6.3 million will reduce the Term A Loan. Notwithstanding the allocation of such funds to the Theater renovation, the Company continues to seek a joint venture partner and financing for the development of the Aladdin Music Project.

         The Company believes that the funds provided by the Notes, Bank Credit Facility, FF&E Financing, London Clubs' equity contribution and contributions pursuant to the Bank Completion Guaranty (collectively, "Funding Transactions") will be sufficient to develop, complete and commence operation of the Aladdin. As of June 30, 1999, the Company has utilized approximately

$19.1 million of the $31.8 million contingency. However, there can be no assurance that the Funding Transactions will be sufficient for the development, construction and commencement of the Aladdin.

         Following the commencement of operations of the Aladdin, the Company expects to fund its operating, debt service and capital needs, as currently contemplated, with $15 million of working capital from the Funding Transactions and operating cash flows. In addition, upon the opening of the Aladdin, the Company is expected to have an aggregate of $10.0 million available under a working capital facility; however, there can be no assurance such facility will be available to the Company, or that, if available, the facility will be on terms favorable to the Company. Although no additional financing is contemplated, the Company will seek, if necessary and to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility and the FF&E Financing, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Company, or that, if available, the financing will be on terms favorable to the Company. There can also be no assurance that estimates by the Company of its reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

YEAR 2000

         The Company and its subsidiaries are development stage companies that are developing, constructing, and upon completion, will operate a hotel casino. The selection of software applications, hardware and other technology currently in use principally occurred within the last twelve months. The only computer systems in place at the current time are several financial applications, word processing and an internal email system that are Year 2000 compliant. Accordingly, it is not expected that the Company will incur significant amounts, if any, to modify its systems for Year 2000 compliance. Further, the Company has requested representation for software applications, hardware or other technology regarding the Year 2000 compliance by the vendors from whom the Company has purchased or will purchase such products.

         The Company has requested representations regarding the Year 2000 compliance from Fluor Corporation and/or its subsidiary, Fluor Daniel, the design/builder for the Aladdin ("Design/Builder"), and through Design/Builder will seek similar representations of the other contractors and subcontractors for the construction of the Aladdin (collectively, "Contractors") to assess the impact of Year 2000 noncompliance on the construction of the Aladdin. Construction delays will have a significant impact on the financial results of the Company. There can be no assurance that the systems of the Contractors or other companies on which the company may rely, such as vendors, will be properly converted before the Year 2000 and that failure to convert by another company will not have an adverse effect on the Company's operations.

CERTAIN FORWARD LOOKING STATEMENTS

         Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made, or to be made, by the Company) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to plans for future operations, current construction and development activities (including completion dates, budgets and cost estimates), other business development activities, capital spending, financing sources, the Year 2000 compliance, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, those relating to the current development and construction activities and costs and timing thereof, the sources and extent of financing for the project, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Effective June 30, 1999, Gaming restructured its interest rate swap arrangements in an effort to reduce future expenditures for interest. Gaming has entered into these agreements to manage interest expense, which is subject to fluctuations due to the variable nature of the London Interbank Offered Rate ("LIBOR"). In exchange for entering into the transaction, the Company received $500,000 from the counterparty in July, 1999.

         Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000; (ii) after March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (iii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on June 30, 1999 was set at 5.33%. The fair market value of the Gaming's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty, is a net receivable of approximately $1 million at July 21, 1999.

         The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

         Neither Gaming nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. Gaming is exposed to loss if the counterparty defaults. Gaming does not hold or issue rate agreements for trading purposes.

PART II  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.01 Amendment and Agreement to the Energy Service Agreement, dated September 25, 1998, between Northwind Aladdin, LLC and Aladdin Gaming, LLC.

         10.02 Second Amendment and Agreement to the Energy Service Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC.

         10.03 Third Amendment and Agreement to the Energy Service Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC.

         10.04 Energy Services Coordination Agreement, dated May 28, 1999, between Aladdin Gaming, LLC and Aladdin Bazaar, LLC.

         10.05 Consent and Ratification and Reaffirmation Agreement, dated May 27, 1999, between The Bank of Nova Scotia in its capacity as the Administrative Agent for the Lenders and Aladdin Gaming, LLC.

         10.06 Subordination, Non-Disturbance and Attornment Agreement and Consent, dated June 7, 1999, between The Bank of Nova Scotia, as the administrative agent for the Aladdin Lenders, Northwind Aladdin, LLC, Aladdin Gaming, LLC and State Street Bank and Trust Company, as collateral agent for the Northwind Noteholders, Aladdin Music, LLC and Aladdin Music Gaming Holdings, LLC.

         27.01             Financial Data Schedule

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

                            ALADDIN GAMING HOLDINGS, LLC

August 16, 1999             By: /s/ Richard J. Goeglein
                               ---------------------------------------------
                                Richard J. Goeglein, President and Chief
                                Executive Officer

August 16, 1999             By: /s/ Cornelius T. Klerk
                               ---------------------------------------------
                                Cornelius T. Klerk, Senior Vice President and Chief Financial Officer


                            ALADDIN CAPITAL CORP.

August 16, 1999             By: /s/ Richard J. Goeglein
                               ---------------------------------------------
                                Richard J. Goeglein, Chief Executive Officer

August 16, 1999             By: /s/ Cornelius T. Klerk
                               ---------------------------------------------
                                Cornelius T. Klerk, Senior Vice President and Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION                                                                                 PAGE NO.
10.01             Amendment and  Agreement to the Energy  Service  Agreement,  dated  September 25,  1998, between Northwind Aladdin, LLC and Aladdin Gaming, LLC.

10.02             Second Amendment and Agreement to the Energy Service Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC.

10.03             Third Amendment and Agreement to the Energy Service Agreement, dated
                  May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC.

10.04             Energy Services Coordination Agreement, dated May 28, 1999, between Aladdin Gaming, LLC and Aladdin Bazaar, LLC.

10.05             Consent and Ratification and Reaffirmation Agreement, dated
                  May 27, 1999, between The Bank of Nova Scotia in its capacity as the Administrative Agent for the Lenders and Aladdin Gaming, LLC.

10.06             Subordination, Non-Disturbance and Attornment Agreement and
                  Consent, dated June 7, 1999, between The Bank of Nova Scotia, as the administrative agent for the Aladdin Lenders, Northwind
                  Aladdin, LLC, Aladdin Gaming, LLC and State Street Bank and
                  Trust Company, as collateral agent for the Northwind
                  Noteholders, Aladdin Music, LLC and Aladdin Music Gaming Holdings, LLC.

27.01             Financial Data Schedule

                                      22