Form 10-Q
period 1999-09-30
ALADDIN GAMING HOLDING LLC
filed 1999-11-15
CIK 1059127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:            September 30, 1999
                                           ------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:                 to
                                           -------------    ---------------

Commission file number:               333-49717 and 333-49717-01
                          -----------------------------------------------------

                          ALADDIN GAMING HOLDINGS, LLC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                        88-0379607
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                   89119
------------------------------------------------------------- -----------------
(Address of principal executive offices)                         (Zip Code)

                                 (702) 736-7114
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              ALADDIN CAPITAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                           88-0379606
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                   89119
------------------------------------------------------------- -----------------
(Address of principal executive offices)                         (Zip Code)

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
                    YES     X      NO
                        --------       -------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

                          ALADDIN GAMING HOLDINGS, LLC

                                 Not applicable

                           ALADDIN CAPITAL CORPORATION

      2,500 shares of common stock, no par value as of September 30, 1999.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                                                PAGE NO.
                                                                                              ------------
PART I              FINANCIAL INFORMATION
   Item 1.          Financial Statements

                    Consolidated Balance Sheets
                      September 30, 1999 and December 31, 1998.............................        1

                    Consolidated Statements of Operations
                      For the three and nine months ended September 30, 1999 and 1998 and for the period from inception (December 1, 1997) through
                      September 30, 1999...................................................        2

                    Consolidated Statements of Members' Equity
                      For the period from inception (December 1, 1997) through September
                      30, 1999.............................................................       3-5

                    Consolidated Statements of Cash Flows
                      For the nine months ended September 30, 1999 and 1998 and for the
                      period from inception (December 1, 1997) through September 30, 1999..       6-7

                    Notes to the Consolidated Financial Statements..........................     8-11

   Item 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations................................................      12-17

   Item 3.          Quantitative and Qualitative Disclosures About Market Risk..............      17

PART II             OTHER INFORMATION

   Item 6.          Exhibits and Reports on Form 8-K........................................      17

Signatures          ........................................................................      18

Exhibit Index       ........................................................................      19

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                      SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                                      ------------------    -----------------
                                                                         (unaudited)
                ASSETS
Current assets:
       Cash                                                           $            2,455    $           1,248
       Restricted land                                                             6,842                6,842
       Other current assets                                                          549                1,021
                                                                      ------------------    -----------------
              Total current assets                                                 9,846                9,111
                                                                      ------------------    -----------------

Property and equipment:
       Land                                                                       33,407               33,407
       Furniture and equipment                                                       619                  272
       Construction in progress                                                  228,007               86,557
       Capitalized interest                                                       27,198                8,213
                                                                      ------------------    -----------------
                                                                                 289,231              128,449
       Less accumulated depreciation                                                (106)                 (17)
                                                                      ------------------    -----------------
                                                                                 289,125              128,432
Other assets
       Restricted cash                                                           116,754              227,983
       Other assets                                                                2,304                2,920
       Debt issuance costs, net of accumulated amortization of
       $5,509 and $2,831                                                          31,637               34,315
                                                                      ------------------    -----------------
              Total other assets                                                 150,695              265,218
                                                                      ------------------    -----------------

                                                                      $          449,666    $         402,761
                                                                      ------------------    -----------------
                                                                      ------------------    -----------------

                LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
       Accounts payable                                               $            1,567    $           3,394
       Construction payable                                                       16,767               12,063
       Obligation to transfer land                                                 6,842                6,842
       Accrued expenses                                                            3,854                1,847
                                                                      ------------------    -----------------
              Total current liabilities                                           29,030               24,146
                                                                      ------------------    -----------------

Long-term debt, net of discount                                                  402,832              388,353

Related party payables and other liabilities                                       6,329                4,122

Members' equity:
       Preferred membership interest - Series A                                   48,255                  ---
       Preferred membership interest - Series B                                      ---                  ---
       Common membership interest                                                 28,608               28,608
       Deficit accumulated during the development stage                          (65,388)             (42,468)
                                                                      ------------------    -----------------
              Total members' equity                                               11,475              (13,860)
                                                                      ------------------    -----------------

                                                                      $          449,666    $         402,761
                                                                      ------------------    -----------------
                                                                      ------------------    -----------------

   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                           THROUGH SEPTEMBER 30, 1999
                                 (IN THOUSANDS)



                                                                                                              For the period
                                                                                                            December 1, 1997
                                      For the three     For the three     For the nine     For the nine         (inception)
                                       months ended      months ended     months ended     months ended             through
                                      September 30,     September 30,    September 30,    September 30,       September 30,
                                               1999              1998             1999             1998                1999
                                        (unaudited)       (unaudited)      (unaudited)      (unaudited)         (unaudited)
                                      --------------    -------------    -------------    -------------    ----------------
Pre-opening costs                     $        3,369    $       6,141    $       8,210    $      20,425    $         32,947

Other (income) expense:
 Interest income                              (1,979)          (3,664)          (6,872)          (9,302)            (19,344)
 Interest expense                             12,866           11,215           38,463           26,674              76,879
 Less:  Interest capitalized                  (8,001)          (2,527)         (18,985)          (4,941)            (27,198)
                                      --------------    -------------    -------------    -------------    ----------------
   Total other (income) expense                2,886            5,024           12,606           12,431              30,337
                                      --------------    -------------    -------------    -------------    ----------------

Net loss accumulated during the
development stage                     $        6,255    $      11,165    $      20,816    $      32,856    $         63,284
                                      --------------    -------------    -------------    -------------    ----------------
                                      --------------    -------------    -------------    -------------    ----------------


   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                           THROUGH SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                               Sommer Enterprises, LLC                       Aladdin Gaming Enterprises, LLC
                                  -------------------------------------------------- ----------------------------------------------
                                         Common       Preferred  Deficit Accumulated       Common    Preferred  Deficit Accumulated
                                     Membership      Membership           During the   Membership   Membership           During the
                                       Interest        Interest    Development Stage     Interest     Interest    Development Stage
                                  --------------- -------------- ------------------- ------------ ------------ --------------------
Balance, December 1, 1997                      -              -                   -            -            -                    -

Member Contributions                           1              -                   -            -            -                    -
                                  --------------- -------------- ------------------- ------------ ------------ --------------------

Balance, December 31, 1997                     1              -                   -            -            -                    -

Net loss for the period                        -              -             (19,960)           -            -              (10,617)

Member Contributions                     (47,317)             -                   -       28,247            -                    -

Members' equity costs                     (1,093)             -                   -         (581)           -                    -
                                  --------------- -------------- ------------------- ------------ ------------ --------------------

Balance, December 31, 1998               (48,409)             -             (19,960)      27,666            -              (10,617)

Net loss for the period                        -              -              (9,784)           -            -               (5,204)

Member Contributions                           -         34,613                   -            -            -                    -

Preferred Return                               -          1,578                (989)           -            -                 (526)
                                  --------------- -------------- ------------------- ------------ ------------ --------------------

Balance, September 30, 1999              (48,409)        36,191             (30,733)      27,666            -              (16,347)
                                  --------------- -------------- ------------------- ------------ ------------ --------------------

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                           THROUGH SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                   (continued)

                                              London Clubs Nevada, Inc.                             GAI, LLC
                                   -------------------------------------------- --------------------------------------------
                                       Common   Preferred  Deficit Accumulated      Common   Preferred  Deficit Accumulated
                                   Membership  Membership           During the  Membership  Membership           During the
                                     Interest    Interest    Development Stage    Interest    Interest    Development Stage
                                   ----------- ----------- -------------------- ----------- ----------- --------------------
Balance, December 1, 1997                   -           -                    -           -           -                    -

Member Contributions                        -           -                    -           2           -                    -
                                   ----------- ----------- -------------------- ----------- ----------- --------------------

Balance, December 31, 1997                  -           -                    -           2           -                    -

Net loss for the period                     -           -              (10,617)          -                           (1,274)

Member Contributions                   50,000           -                    -           -           -                    -

Members' equity costs                    (581)          -                    -         (70)          -                    -
                                   ----------- ----------- -------------------- ----------- ----------- --------------------

Balance, December 31, 1998             49,419           -              (10,617)        (68)          -               (1,274)

Net loss for the period                     -           -               (5,204)          -           -                 (624)

Member Contributions                        -      11,538                    -           -           -                    -

Preferred Return                            -         526                 (526)          -           -                  (63)
                                   ----------- ----------- -------------------- ----------- ----------- --------------------

Balance, September 30, 1999            49,419      12,064              (16,347)        (68)          -               (1,961)
                                   ----------- ----------- -------------------- ----------- ----------- --------------------

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                           THROUGH SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                   (continued)

                                                                    TOTAL
                                     --------------------------------------------------------------------
                                                    Common           Preferred       Deficit Accumulated
                                                Membership          Membership                During the
                                                  Interest            Interest         Development Stage
                                     ---------------------- ------------------- -------------------------
Balance, December 1, 1997                                -                   -                         -

Member Contributions                                     3                   -                         -
                                     ---------------------- ------------------- -------------------------

Balance, December 31, 1997                               3                   -                         -

Net loss for the period                                  -                   -                   (42,468)

Member Contributions                                30,930                   -                         -

Members' equity costs                               (2,325)                  -                         -
                                     ---------------------- ------------------- -------------------------

Balance, December 31, 1998                          28,608                   -                   (42,468)

Net loss for the period                                  -                   -                   (20,816)

Member Contributions                                     -              46,151                         -

Preferred Return                                         -               2,104                    (2,104)
                                     ---------------------- ------------------- -------------------------

Balance, September 30, 1999                         28,608              48,255                   (65,388)
                                     ---------------------- ------------------- -------------------------

   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND FOR
                    THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                           THROUGH SEPTEMBER 30, 1999
                                 (IN THOUSANDS)


                                                                                                    For the period
                                                    For the nine                                   December 1, 1997
                                                    Months ended             For the nine             (inception)
                                                   September 30,             Months ended          through September
                                                        1999              September 30, 1998           30, 1999
                                                    (unaudited)              (unaudited)              (unaudited)
                                                 -------------------    ----------------------    --------------------
Cash used in operating activities                        $     (95)                $ (14,382)               $ (20,754)
                                                 -------------------    ----------------------    --------------------
Cash flows from investing activities:
     Payments for construction in progress,
       furniture, equipment and capitalized
       interest                                           (156,077)                  (52,747)                (230,746)
     Decrease (increase) in restricted cash                111,229                  (255,255)                (116,754)
                                                 -------------------    ----------------------    --------------------
Net cash used in investing activities                      (44,848)                 (308,002)                (347,500)
                                                 -------------------    ----------------------    --------------------
Cash flows from financing activities:
       Proceeds from issuance of notes                           -                   100,047                  100,047
       Proceeds from long-term debt                              -                   274,000                  274,000
       Repayment of long-term debt                               -                      (547)                    (547)
       Debt issuance costs                                       -                   (37,146)                 (37,146)
       Members' contributions                               46,151                    65,000                  111,154
       Payment of debt on contributed land                       -                   (74,477)                 (74,477)
       Members' equity costs                                     -                    (2,325)                  (2,325)
       Payable to related parties                               (1)                        -                        -
       Advances to purchase membership
         interests                                               -                         -                        3
                                                 -------------------    ----------------------    --------------------
Net cash provided by financing activities                   46,150                   324,552                  370,709
                                                 -------------------    ----------------------    --------------------
Net increase in cash                                         1,207                     2,168                    2,455
Cash and cash equivalents at the beginning
   of the period                                             1,248                         7                        -
                                                 -------------------    ----------------------    --------------------
Cash and cash equivalents at the end of the
   period                                                $   2,455                   $ 2,175                  $ 2,455
                                                 -------------------    ----------------------    --------------------
                                                 -------------------    ----------------------    --------------------

   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND FOR
                    THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                           THROUGH SEPTEMBER 30, 1999
                                  (continued)


SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
Cash paid for interest, net of amount
   capitalized                                               $(798)                   $ 8,228                 $12,926
Non-cash investing and financing activities:
   Members' contributions - book value
       Land                                                      -                     33,407                  33,407
       Construction in progress                                  -                      7,000                   7,000
   Equipment acquired equal to assumption
     of debt                                                     -                        547                     547
   Increase in construction payables                         4,705                      4,956                  16,767

   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

         The consolidated financial statements include the accounts of Gaming Holdings and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in Gaming Holdings' Annual Report on Form 10-K for the year ended December 31, 1998, the Form 8-K, dated April 27, 1999 and the Form 10-Qs for the quarters ended March 31, 1999 and June 30, 1999.

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

2.       CLASSES OF INTEREST

         Gaming Holdings has three classes of shares (which represent units of membership interests in Gaming Holdings): Common Shares ("Gaming Holdings Common Membership Interests"), Series A Preferred Shares ("Gaming Holdings Series A Preferred Interests") and Series B Preferred Shares ("Gaming Holdings Series B Preferred Interests" and together with the Gaming Holdings Common Membership Interests and the Gaming Holdings Series A Preferred Interests, the "Gaming Holdings Interests"). Gaming Holdings' authorized capital stock consists of 10,000,000 Gaming Holdings Common Membership Interests, 1,500,000 Gaming Holdings Series A Preferred Interests and 1,500,000 Gaming Holdings Series B Preferred Interests. As of September 30, 1999, Gaming Holdings Common Membership Interests of 1,000,000 and Gaming Holdings Series A Preferred Interests of 461,506 were issued and outstanding. No Gaming Holdings Series B Preferred Interests have been issued as of September 30, 1999.

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

         The Gaming Holdings Series A Preferred Interests are issued to London Clubs Nevada, Inc. ("LCNI"), a subsidiary of London Clubs International, plc ("London Clubs"), or Sommer Enterprises, LLC ("Sommer Enterprises") in consideration for any payment required pursuant to the Bank Completion Guaranty, the Noteholder Completion Guaranty or the Keep-Well Agreement which is made by Aladdin Holdings, LLC, LCNI or their respective affiliates to Gaming where such payment is not required to be made to pay down Gaming's bank debt pursuant to Section 13 of the Keep-Well Agreement. Except for distributions to cover any tax liability in respect of any Gaming Holding Interests, the Gaming Holdings Series A Preferred Interests will have a first priority in the allocation of profits and a distribution, redemption and liquidation preference over all Gaming Holdings Common Membership Interests and Gaming Holdings Series B Preferred Interests. The capital account in respect of the Gaming Holdings Series A Preferred Interests will cumulate and compound semi-annually at the rate of 12% per annum on the capital account balance in respect thereof at the time of compounding and, subject to the limitations on Restricted Payments set forth in the Indenture, will be paid upon approval of a supermajority of the Gaming Holdings Board of Managers.

         During the second and third quarters of 1999, a total of $46.2 million in payments were made pursuant to the Bank Completion Guaranty in exchange for Gaming Holdings Series A Preferred Interests. As of September 30, 1999, $2.1 million was accrued on the Series A Preferred Interests related to contributions made in the second and third quarters of 1999.

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

         Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000. After March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (ii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on September 30, 1999 was set at 5.51%. The fair market value of the Company's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty to the swaps, is a net receivable of approximately $4.6 million at October 22, 1999.

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

DEVELOPMENT ACTIVITIES

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), was formed on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises") (25%), Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises") (72%), and GAI, LLC, a Nevada limited liability company (3%). On February 26, 1998, London Clubs International, plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50.0 million for a 25% interest of Gaming Holdings common membership interests ("Gaming Holdings Common Membership Interests"). Sommer Enterprises contributed a portion of land for Gaming Holdings Common Membership Interests. Gaming Enterprises, which is owned 100% by Sommer Enterprises, contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Gaming Holdings Common Membership Interests. After the additional contributions, Sommer Enterprises, LLC owns 47% of Gaming Holdings, LCNI owns 25% of Gaming Holdings, Gaming Enterprises owns 25% of Gaming Holdings and GAI, LLC owns 3% of Gaming Holdings. On November 30, 1998, the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") and its affiliates agreed that they shall vote their respective Gaming Holdings Common Membership Interests and cause Gaming Enterprises to vote its Gaming Holdings Common Membership Interests so that (taking into account Gaming Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings.

         Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Sommer Trust, which holds a 95% interest in AHL, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in AHL.

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

         Pre-opening expenses for the three and nine months ended September 30, 1999 were $3.4 million and $8.2 million, respectively, compared to $6.1 million and $20.4 million, respectively, during the same periods of the prior year. Pre-opening expenses were higher in the prior year due to organizational costs and expenses related to arranging the financing of the Aladdin.

         Interest expense for the three and nine months ended September 30, 1999 was $12.9 million and $38.5 million, respectively, compared to $11.2 million and $26.7 million, respectively, during the same periods of the prior year. Interest expense increased in the current year due to higher funded debt levels as construction has progressed on the project. The Company pays a higher interest rate on its bank debt once the funds are utilized for construction compared to the amount paid for interest when the funds are held in the cash collateral account. Capitalized interest has also increased in the current year as construction in progress has increased.

         Interest income has decreased in the current year compared to the prior year as cash balances have been used to fund construction costs, pre-opening expenses and interest expense.

         The Company recorded a net loss of approximately $6.3 million for the three months ended September 30, 1999 and approximately $20.8 million for the nine months ended September 30, 1999 as compared to a net loss of approximately $11.2 million for the three month period ended September 30, 1998 and approximately $32.9 million for the nine months ended September 30, 1998. The cumulative loss for the period of inception (December 1, 1997) to September 30, 1999 was approximately $63.3 million. The Company had no operations for the period of inception (December 1, 1997) to September 30, 1999. The losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Through September 30, 1999, approximately $365.5 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to the Company, approximately $230.7 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $20.8 million in pre-opening costs, net interest expense, and other current assets.


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

         Gaming has a credit facility ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and The Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. Term A Loan comprises a term loan of $129.7 million and matures seven years after the initial borrowing date. Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. As of September 30, 1999, approximately $26.1 million of the Term B Loan proceeds, plus accrued interest, and approximately $72.1 million of the Term C Loan proceeds, plus accrued interest, is available. The Term A Loan has not been funded. Under the Credit Agreement, Gaming had $21.3 million available for its investment in Aladdin Music. However, during the Third Quarter of 1999, pursuant to the Credit Agreement, Gaming could, and did, allocate $15.0 million of such funds to the Theater renovation and reduced the Term A Loan by the remaining $6.3 million. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1998 and Exhibit 10.01 to the Company's Form 8-K, dated
April 27, 1999.

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

         Upon the later of (a) the transfer of the real property under the Mall Project by Gaming to Aladdin Bazaar, LLC ("Aladdin Bazaar") or (b) the commencement of Aladdin's operations, Aladdin Bazaar will execute a promissory note of approximately $16.7 million to Gaming. Principal and interest on the note is payable by Aladdin Bazaar to Gaming in the amount of $2 million per year. The required payments are subordinated to various restrictions under the Aladdin Bazaar operating agreement. Due to the restrictions upon the payments, there can be no assurances that Gaming will receive any payments under this note.

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. From January 1, 1999 to September 30, 1999, there has been a total of approximately $46.2 million in payments pursuant to the Bank Completion Guaranty, which has been funded approximately $41.8 million by London Clubs and approximately $4.4 million by the Sommer Trust. Pursuant to a contribution agreement ("Contribution Agreement"), dated as of February 26, 1998, the Sommer Trust and London Clubs agreed to share all obligations under the Bank Completion Guaranty, 75% and 25%, respectively, and to the extent that one of the parties could not fund its proportionate amount under the Contribution Agreement, the other party could fund the non-contributing party's proportionate amount. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

         During the Third Quarter of 1999, the Company increased the Main Project Budget by approximately $10.2 million, of which $6.2 million was funded in the Fourth Quarter of 1999. This amount reflected an increase in construction costs of approximately $7.6 million, an increase in pre-opening costs of approximately $1.6 million and an increase in capitalized interest of $1 million. Pursuant to the Bank Completion Guaranty, the Sommer Trust and London Clubs funded to Gaming approximately $1 million and $9.2 million, respectively, to fund the Main Project Budget increase.

         As required by the Company's Operating Agreement upon advances under the Bank Completion Guaranty, the Company will issue, effective as of the dates of the respective fundings, Series A Preferred Shares in the names of Sommer Enterprises and London Clubs Nevada, Inc. in the amounts specified in the Company's Operating Agreement. All said shares are required to be pledged in favor of the Lenders, and, on a subordinated basis, the shares issued in the name of Sommer Enterprises (as well as its Common Shares in Gaming Holdings) are required to be pledged in favor of London Clubs.

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

         The Company is evaluating the amount of additional increases to the Main Project Budget which will be necessary to complete and open the Aladdin. The Bank Completion Guaranty requires that increases to the Main Project Budget be funded by the Sommer Trust and London Clubs. The Company believes that the funds provided by the Notes, Bank Credit Facility, FF&E Financing, London Clubs' equity contribution and contributions pursuant to the Bank Completion Guaranty (collectively, "Funding Transactions") will be sufficient to develop, complete and commence operation of the Aladdin.

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

         The Company has requested representations regarding the Year 2000 compliance from Fluor Corporation and/or its subsidiary, Fluor Daniel, the design/builder for the Aladdin ("Design/Builder"), and has requested Design/Builder to seek similar representations of the other contractors and subcontractors for the construction of the Aladdin (collectively, "Contractors") to assess the impact of Year 2000 noncompliance on the construction of the Aladdin. Construction delays will have a significant impact on the financial results of the Company. There can be no assurance that the systems of the Contractors or other companies on which the company may rely, such as vendors, will be properly converted before the Year 2000 and that failure to convert by another company will not have an adverse effect on the Company's operations.

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

         Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect:
(i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000; (ii) after March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (iii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on September 30, 1999 was set at 5.51%. The fair market value of the Gaming's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty, is a net receivable of approximately $4.6 million at October 22, 1999.

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

         27.01    Financial Data Schedule

(b)      Reports on Form 8-K
         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                            ALADDIN GAMING HOLDINGS, LLC


November 15, 1999           By:   /s/  Richard J. Goeglein
                                  ---------------------------------------------
                                  Richard J. Goeglein, President and Chief
                                  Executive Officer


November 15, 1999           By:   /s/  Cornelius T. Klerk
                                  ---------------------------------------------
                                  Cornelius T. Klerk, Senior Vice President and
                                  Chief Financial Officer





                            ALADDIN CAPITAL CORP.


November 15, 1999           By:   /s/ Richard J. Goeglein
                                  ---------------------------------------------
                                  Richard J. Goeglein, Chief Executive Officer


November 15, 1999           By:   /s/ Cornelius T. Klerk
                                  ---------------------------------------------
                                  Cornelius T. Klerk, Senior Vice President and
                                  Chief Financial Officer

                                  EXHIBIT INDEX


                                                                      PAGE
                                                                      NO.
EXHIBIT           DESCRIPTION
NO.

27.01             Financial Data Schedule