Form 10-Q
period 2000-03-31
ALADDIN GAMING HOLDING LLC
filed 2000-05-15
CIK 1059127

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:            March 31, 2000
                                                   ----------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:                 to
                                         --------------       -------------

Commission file number:                 333-49717 and 333-49717-01
                                      -----------------------------------------

                          ALADDIN GAMING HOLDINGS, LLC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                  88-0379607
-----------------------------------       ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                    89119
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (702) 736-7114
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                              ALADDIN CAPITAL CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                      88-0379606
--------------------------------           -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                 89119
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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


                          ALADDIN GAMING HOLDINGS, LLC

                                 Not applicable

                              ALADDIN CAPITAL CORP.

        2,500 shares of common stock, no par value as of March 31, 2000.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                                              PAGE NO.
                                                                                           ------------
PART I              FINANCIAL INFORMATION

   Item 1.          Financial Statements

                    Consolidated Balance Sheets
                      March 31, 2000 and December 1999.....................................    1

                    Consolidated Statements of Operations
                      For the three months ended March 31, 2000 and 1999 and for the
                      period from inception (December 1, 1997) through March 31, 2000......    2

                    Consolidated Statements of Members' Equity
                      For the period from inception (December 1, 1997) through March 31,
                      2000.................................................................    3-5

                    Consolidated Statements of Cash Flows
                      For the three months ended March 31, 2000 and 1999 and for the
                      period from inception (December 1, 1997) through March 31, 2000......    6-7

                    Notes to the Consolidated Financial Statements..........................   8-10

   Item 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................   10-14

   Item 3.          Quantitative and Qualitative Disclosures About Market Risk..............   14

PART II             OTHER INFORMATION

   Item 6.          Exhibits and Reports on Form 8-K........................................   15

Signatures          ........................................................................   16

Exhibit Index       ........................................................................   17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                           March 31, 2000        December 31, 1999
                                                                           --------------        -----------------
                                                                            (unaudited)
                             ASSETS
Current assets:
       Cash                                                                         $   300                 $   1,669
       Restricted land                                                                6,842                     6,842
       Other current assets                                                             361                       610
                                                                      ----------------------    ----------------------
              Total current assets                                                    7,503                     9,121
                                                                      ----------------------    ----------------------

Property and equipment:
       Land                                                                          33,407                    33,407
       Furniture and equipment                                                        1,105                       950
       Construction in progress                                                     345,157                   274,398
       Capitalized interest                                                          50,424                    37,758
                                                                      ----------------------    ----------------------
                                                                                    430,093                   346,513
       Less accumulated depreciation                                                   (253)                     (176)
                                                                      ----------------------    ----------------------
                                                                                    429,840                   346,337
Other assets:
       Restricted cash                                                               58,130                    80,471
       Other assets                                                                   2,224                     2,067
       Debt issuance costs, net of accumulated amortization of
       $7,386 and $6,442                                                             29,759                    30,704
                                                                      ----------------------    ----------------------
              Total other assets                                                     90,113                   113,242
                                                                      ----------------------    ----------------------

                                                                                  $ 527,456                 $ 468,700
                                                                      ======================    ======================

                LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
       Accounts payable                                                           $   1,199                  $  2,752
       Construction payables                                                         50,797                    12,193
       Obligation to transfer land                                                    6,842                     6,842
       Accrued expenses                                                               3,547                     4,251
       Current maturities of long-term debt                                           4,700                     4,700
                                                                      ----------------------    ----------------------
              Total current liabilities                                              67,085                    30,738
                                                                      ----------------------    ----------------------

Long-term debt, net of discount                                                     408,799                   403,393

Related party payables and other liabilities                                          8,323                     7,333

Members' equity:
       Preferred membership interest                                                100,584                    75,044
       Common membership interest                                                    28,608                    28,608
       Deficit accumulated during the development stage                             (85,943)                  (76,416)
                                                                      ----------------------    ----------------------
              Total members' equity                                                  43,249                    27,236
                                                                      ----------------------    ----------------------

                                                                                  $ 527,456                 $ 468,700
                                                                      ======================    ======================

              The accompanying notes are an integral part of these
                             financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        AND FOR THE PERIOD FROM INCEPTION
                    (DECEMBER 1, 1997) THROUGH MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                                                  For the period
                                                                                                December 1, 1997
                                                      For the three         For the three            (inception)
                                                       months ended          months ended                through
                                                     March 31, 2000        March 31, 1999         March 31, 2000
                                                        (unaudited)           (unaudited)            (unaudited)
                                                  ------------------    ------------------    -------------------
Pre-opening costs                                        $  4,301                $ 2,297              $ 40,773

Other (income) expense:
       Interest income                                     (1,038)                (2,548)              (21,790)
       Interest expense                                    14,004                 12,891               104,622
       Less:  Interest capitalized                        (12,666)                (4,764)              (50,424)
                                                  ------------------    ------------------    -------------------
              Total other (income) expense                    300                  5,579                32,408
                                                  ------------------    ------------------    -------------------

Net loss accumulated during the development
stage                                                     $ 4,601                $ 7,876              $ 73,181
                                                  ==================    ==================    ===================

              The accompanying notes are an integral part of these
                             financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                             THROUGH MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                           Sommer Enterprises, LLC                          Aladdin Gaming Enterprises, LLC
                               ------------------------------------------------- ------------------------------------------------


                                    Common       Preferred  Deficit Accumulated        Common    Preferred   Deficit Accumulated
                                Membership      Membership           During the    Membership   Membership            During the
                                  Interest        Interest    Development Stage      Interest     Interest     Development Stage
                               ------------ --------------- -------------------- ------------- ------------ ---------------------
Balance, December 1, 1997            $   -           $   -               $    -         $   -          $ -                $    -
Member Contributions                     1               -                    -             -            -                     -
                               ------------ --------------- -------------------- ------------- ------------ ---------------------
Balance, December 31, 1997               1               -                    -             -            -                     -
Net Loss for the Period                  -               -              (19,960)            -            -               (10,617)
Member Contributions               (47,317)              -                    -        28,247            -                     -
Members' Equity Costs               (1,093)              -                    -          (581)           -                     -
                               ------------ --------------- -------------------- ------------- ------------ ---------------------
Balance, December 31, 1998         (48,409)              -              (19,960)       27,666            -               (10,617)
Net Loss for the Period                  -               -              (12,273)            -            -                (6,528)
Member Contributions                     -          34,613                    -             -            -                     -
Restatement of Preferred
   Interests                             -         (30,280)                   -             -            -                     -
Preferred Return                         -           1,944               (2,637)            -            -                (1,402)
Restatement of Preferred Return          -          (1,069)              (1,046)            -            -                  (557)
                               ------------ --------------- -------------------- ------------- ------------ ---------------------
Balance, December 31, 1999         (48,409)          5,208              (35,916)       27,666            -               (19,104)
                               ------------ --------------- -------------------- ------------- ------------ ---------------------
Net Loss for the Period                  -               -               (2,162)            -            -                (1,150)
Member Contributions                     -               -                    -             -            -                     -
Preferred Return                         -             363               (2,315)            -            -                (1,232)
                               ------------ --------------- -------------------- ------------- ------------ ---------------------
Balance, March 31, 2000           $(48,409)        $ 5,571             $(40,393)      $27,666          $ -              $(21,486)
                               ------------ --------------- -------------------- ------------- ------------ ---------------------

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                             THROUGH MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                   (continued)

                                           London Clubs Nevada, Inc.                                    GAI, LLC
                                ------------------------------------------------- ------------------------------------------------

                                    Common    Preferred      Deficit Accumulated         Common    Preferred  Deficit Accumulated
                                Membership   Membership   During the Development     Membership   Membership           During the
                                  Interest     Interest                    Stage       Interest     Interest    Development Stage
                                ----------- ------------ ------------------------ -------------- ------------ --------------------
Balance, December 1, 1997                -            -                        -              -            -                    -
Member Contributions                     -            -                        -              2            -                    -
                                ----------- ------------ ------------------------ -------------- ------------ --------------------
Balance, December 31, 1997               -            -                        -              2            -                    -
Net loss for the period                  -            -                  (10,617)             -                            (1,274)
Member Contributions                50,000            -                        -              -            -                    -
Members' equity costs                 (581)           -                        -            (70)           -                    -
                                ----------- ------------ ------------------------ -------------- ------------ --------------------
Balance, December 31, 1998          49,419            -                  (10,617)           (68)           -               (1,274)
Net loss for the period                  -            -                   (6,528)             -            -                 (783)
Member Contributions                     -       32,595                        -              -            -                    -
Restatement of Preferred
   Interests                             -       30,280                        -              -            -
Preferred Return                         -        3,665                   (1,402)             -            -                 (168)

Restatement of Preferred Return          -        3,296                     (557)             -            -                  (67)
                                ----------- ------------ ------------------------ -------------- ------------ --------------------
Balance, December 31, 1999          49,419       69,836                  (19,104)           (68)           -               (2,292)
                                ----------- ------------ ------------------------ -------------- ------------ --------------------
Net Loss for the Period                  -            -                   (1,150)             -            -                 (139)
Member Contributions                     -       20,614                        -              -            -                    -
Preferred Return                         -        4,562                   (1,232)             -            -                 (147)
                                ----------- ------------ ------------------------ -------------- ------------ --------------------
Balance, March 31, 2000            $49,419      $95,012                 $(21,486)          $(68)           -              $(2,578)
                                ----------- ------------ ------------------------ -------------- ------------ --------------------

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                             THROUGH MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                   (continued)

                                                                       TOTAL
                                     --------------------------------------------------------------------
                                                                     Preferred       Deficit Accumulated
                                         Common Membership          Membership    During the Development
                                                  Interest            Interest                     Stage
                                     ---------------------- ------------------- -------------------------
Balance, December 1, 1997                                -                   -                         -
Member Contributions                                     3                   -                         -
                                     ---------------------- ------------------- -------------------------
Balance, December 31, 1997                               3                   -                         -
Net loss for the period                                  -                   -                   (42,468)
Member Contributions                                30,930                   -                         -
Members' equity costs                               (2,325)                  -                         -
                                     ---------------------- ------------------- -------------------------
Balance, December 31, 1998                          28,608                   -                   (42,468)
Net loss for the period                                  -                   -                   (26,112)
Member Contributions                                     -              67,208                         -

Restatement of Preferred Interests                       -                   -                         -
Preferred Return                                         -               5,609                    (5,609)
Restatement of Preferred Return                          -               2,227                    (2,227)
                                     ---------------------- ------------------- -------------------------
Balance, December 31, 1999                          28,608              75,044                   (76,416)
                                     ---------------------- ------------------- -------------------------
Net Loss for the Period                                  -                   -                    (4,601)
Member Contribution                                      -              20,614                         -
Preferred Return                                         -               4,926                    (4,926)
                                     ---------------------- ------------------- -------------------------
Balance, March 31, 2000                            $28,608            $100,584                  $(85,943)
                                     ---------------------- ------------------- -------------------------

              The accompanying notes are an integral part of these
                             financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND FOR THE
                PERIOD FROM INCEPTION (DECEMBER 1, 1997) THROUGH
                                 MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                                                    For the period
                                                                                                   December 1, 1997
                                                   For the three            For the three             (inception)
                                                    Months ended             Months ended               through
                                                   March 31, 2000           March 31, 1999          March 31, 2000
                                                    (unaudited)              (unaudited)              (unaudited)
                                                 -------------------    ----------------------    --------------------
Cash provided by/(used in) operating
   activities                                              $ 14,047                    $ (303)               $ (2,976)
                                                 -------------------    ----------------------    --------------------

Cash flows from investing activities:
     Payments for construction in progress,
       furniture, equipment and capitalized
       interest                                             (58,363)                  (30,865)               (350,965)

     Decrease (increase) in restricted cash                  22,341                    29,947                 (58,130)
                                                 -------------------    ----------------------    --------------------
Net cash used in investing activities                       (36,022)                     (918)               (409,095)
                                                 -------------------    ----------------------    --------------------

Cash flows from financing activities:
       Proceeds from issuance of notes                            -                         -                 100,047
       Proceeds from long-term debt                               -                         -                 274,000
       Repayment of long-term debt                                -                         -                    (547)
       Debt issuance costs                                        -                         -                 (37,146)
       Members' contributions                                20,614                         -                 152,825

       Payment of debt on contributed land                        -                         -                 (74,477)
       Members' equity costs                                      -                         -                  (2,325)
       Payable to related parties                                (8)                       (1)                     (9)
       Advances to purchase membership
         interests                                                -                         -                       3

                                                 -------------------    ----------------------    --------------------

Net cash provided by financing activities                    20,606                        (1)                412,371
                                                 -------------------    ----------------------    --------------------

Net increase in cash                                         (1,369)                   (1,222)                    300
Cash and cash equivalents at the beginning
   of the period                                              1,669                     1,248                       -
                                                 -------------------    ----------------------    --------------------
Cash and cash equivalents at the end of the
   period                                                     $ 300                      $ 26                   $ 300
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

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND FOR THE
                              PERIOD FROM INCEPTION
                    (DECEMBER 1, 1997) THROUGH MARCH 31, 2000
                                   (continued)

                                                                                                    For the period
                                                                                                   December 1, 1997
                                                   For the three            For the three             (inception)
                                                    Months ended             Months ended               through
SUPPLEMENTAL DISCLOSURE OF CASH FLOW               March 31, 2000           March 31, 1999          March 31, 2000
   INFORMATION:                                     (unaudited)              (unaudited)              (unaudited)
Cash paid for interest, net of amount
   capitalized                                              $(6,003)                   $  832                   $ 211
Non-cash investing and financing activities:
   Members' contributions - book value
       Land                                                       -                         -                  33,407
       Construction in progress                                   -                         -                   7,000
   Equipment acquired equal to assumption
     of debt                                                      -                         -                     547
   Increase in construction payables                         17,219                    11,182                  29,412
   Preferred Dividends                                        4,926                         -                  12,762

              The accompanying notes are an integral part of these
                             financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

         The consolidated financial statements include the accounts of Gaming Holdings and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in Gaming Holdings' Annual Report on Form 10-K for the year ended December 31, 1999.

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

2. CLASSES OF INTEREST

Gaming Holdings has Preferred Membership Interests comprised of the following:

                                                                                 Sommer
                                                                               Enterprises,
                                                                               ------------
                                                                     LCNI           LLC          Total
                                                                     ----           ---          -----
                                                                             (IN THOUSANDS)
Series A.....................................................     $58,568            $    -       $ 58,568
Series C (Convertible to Common) ............................      30,000                 -         30,000
Series CC....................................................       2,992                 -          2,992
Series D.....................................................       3,453                 -          3,453
Series E.....................................................       -                 5,571          5,571
                                                                   ------            ------       --------
TOTAL........................................................     $95,013            $5,571       $100,584
                                                                   ======            ======       ========

         The Series C Convertible Preferred Shares shall earn a return equal to twenty percent (20%) per annum, cumulative and compounded semi-annually from October 1, 1999. London Clubs International, plc ("London Clubs") has the option to convert all (but not less than all) of the Series C Convertible Preferred Shares into fifteen percent (15%) of the Gaming Holdings Common Membership Interests at any time on or before April 30, 2000. If the Series C Convertible Preferred Shares are converted, London Clubs' wholly owned subsidiary London Clubs Nevada, Inc's ("LCNI") ownership interest would increase to forty percent (40%) of the Gaming Holdings Common Membership Interests and Sommer Enterprises' ownership interest would decrease to thirty-two percent (32%) of the Gaming Holdings Common Membership Interests, so that, when combined with Sommer Enterprises interest in Gaming Enterprises, Sommer Enterprises would have a total ownership interest of fifty seven percent (57%) (See Note 7-Subsequent Event). The Series CC Preferred Shares shall earn a return equal to twenty percent (20%) per annum, cumulative and compounded semi-annually. The Series A Preferred Shares earn a return equal to twelve percent (12%) per annum, cumulative and compounded semi-annually. Pursuant to a subsequent Letter Agreement between the Sommer Trust and London Clubs, dated February 23, 2000, the Series D Preferred Shares and the Series A Preferred Shares shall earn a combined preferred return equal to the return earned on the Series E Preferred Shares (i.e., thirty percent (30%) per annum, cumulative and compounded semi-annually). The Series E Preferred Shares shall earn a return equal to thirty percent (30%) per annum, cumulative and compounded semi-annually. With respect to the allocation of Profits and Losses, and Distributions including distributions in liquidation, the following is the order of priority of the Preferred
Shares: Series A Preferred Shares, Series D Preferred Shares, Series C Convertible, and Series CC Preferred Shares, and collectively (pari passu) Series E and B Preferred Shares.

         Series B Preferred Shares would be issued to LCNI in the event of and in exchange for any payment required by London Clubs to pay down Gaming's Bank Credit Facility pursuant to Section 13 of the Keep-Well Agreement. As of March 31, 2000, there are no Series B Preferred Shares outstanding.

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

6.       RELATED PARTY TRANSACTIONS

         Since January 1, 2000, London Clubs has funded approximately $725,000 of deposits relating to the purchase of certain furniture, fixtures and equipment that will be funded as part of the operating lease commitment. The deposits will be refunded directly to London Clubs by the Lessor and therefore such amount has not been reflected in the accompanying financial statements.

7.       SUBSEQUENT EVENT

         On April 25, 2000, LCNI converted its Series C Convertible Preferred Shares of Gaming Holdings for 15% of the Gaming Holdings Common Membership Interests. After such conversion, LCNI owns 40% of the Gaming Holdings Common Membership Interests, Sommer Enterprises owns 32% of the Gaming Holdings Common Membership Interests, Gaming Enterprises owns 25% of the Gaming Holdings Common Membership Interests and GAI owns 3% of the Gaming Holdings Common Membership Interests.


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

DEVELOPMENT ACTIVITIES

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), was formed on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises") (25%), Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises") (72%), and GAI, LLC, a Nevada limited liability company (3%). On February 26, 1998, London Clubs International, plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50.0 million for a 25% interest of Gaming Holdings common membership interests ("Gaming Holdings Common Membership Interests"). Sommer Enterprises contributed a portion of land for Gaming Holdings Common Membership Interests. Gaming Enterprises, which is owned 100% by Sommer Enterprises, contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Gaming Holdings Common Membership Interests. After the additional contributions, Sommer Enterprises, LLC owned 47% of the Gaming Holdings Common Membership Interests, LCNI owned 25% of the Gaming Holdings Common Membership Interests, Gaming Enterprises owned 25% of the Gaming Holdings Common Membership Interests and GAI, LLC owned 3% of the Gaming Holdings Common Membership Interests. On November 30, 1998, the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") and its affiliates agreed that they shall vote their respective Gaming Holdings Common Membership Interests and cause Gaming Enterprises to vote its Gaming Holdings Common Membership Interests so that (taking into account Gaming Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. On April 25, 2000, LCNI converted its Series C Convertible Preferred Shares of Gaming Holdings for 15% of the Gaming Holdings Common Membership Interests. After such conversion, LCNI owns 40% of the Gaming Holdings Common Membership Interests, Sommer Enterprises owns 32% of the Gaming Holdings Common Membership Interests, Gaming Enterprises owns 25% of the Gaming Holdings Common Membership Interests and GAI owns 3% of the Gaming Holdings Common Membership Interests.

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

         The operations of the Company have been primarily limited to the design, development, financing and construction of a new Aladdin Resort and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, at the center of Las Vegas Boulevard ("Strip"). The Aladdin has been designed to include a luxury-themed hotel of approximately 2,567 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino"), an approximately 1,200 seat production showroom and six restaurants. The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a planned second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Company and Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project. The Company currently believes that the completion and opening of the Aladdin will occur during August, 2000.

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

         Pre-opening expenses for the three months ended March 31, 2000, were $4.3 million, compared to $2.3 million for the three months ended March 31, 1999. Pre-opening expenses were higher in the current year due to increased staffing to facilitate the opening of the Aladdin.

         Interest expense for the three months ended March 31, 2000 was $14.0 million, compared to $12.9 million for the three months ended March 31, 1999. Interest expense increased in the current year due to higher funded debt levels as construction has progressed on the project. The Company pays a higher interest rate on its bank debt once the funds are utilized for construction compared to the amount paid for interest when the funds are held in the cash collateral account. Capitalized interest has also increased in the current year as construction in progress has increased.

         Interest income has decreased in the current year compared to the prior year as cash balances have been used to fund construction costs, pre-opening expenses and interest expense.

         The Company recorded a net loss of approximately $4.6 million for the three months ended March 31, 2000 as compared to a net loss of approximately $7.9 million for the three month period ended March 31, 1999. The cumulative loss for the period of inception (December 1, 1997) to March 31, 2000 was approximately $73.2 million. The Company had no operations for the period of inception (December 1, 1997) to March 31, 2000. The losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Through March 31, 2000, approximately $468.0 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to the Company, approximately $351.0 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $3.0 million in pre-opening costs, net interest expense, and other current assets.

LIQUIDITY AND CAPITAL RESOURCES

         On February 26, 1998, Gaming Holdings and Capital issued $221.5 million aggregate principal amount of their 13 1/2% Senior Discount Notes due 2010 ("Notes"). The proceeds to the Company from the Notes were approximately $115.0 million and all the proceeds have been utilized by the Company for the development and construction of the Aladdin. For further details on the Notes, including the covenants, restrictions and limitations on the Company pursuant to the Notes Indenture, see Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1999.

         Gaming has a credit facility ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and The Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of three separate term loans. The Term A Loan comprises a term loan of $129.7 million and matures five and one-half years after the initial borrowing date. The Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. The Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. As of March 31, 2000, approximately $42.3 million of the Term C Loan proceeds, plus accrued interest, is available. As of March 31, 2000, Gaming had approximately $20.5 million of interest income that has been earned on the Term B and Term C Loan proceeds that is also available. The disbursement of the proceeds from the Term A Loan has not commenced as of March 31, 2000. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see
Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1999.

         Gaming has operating lease financing of up to $60 million and a term loan facility of $20 million to obtain gaming equipment and other specified equipment (collectively, "FF&E Financing"). For further details on the operating lease financing and term loan facility, including the covenants, restrictions and limitations on Gaming pursuant to the FF&E Financing, see Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1999.

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

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. From January 1, 2000 to March 31, 2000, a total of approximately $20.6 million in payments has been made pursuant to the Bank Completion Guaranty, which has been funded by London Clubs. Gaming Holdings issued for these Bank Completion Guaranty payments (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

         In connection with the development of the Mall Project, Aladdin Bazaar agreed to reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin and, as of March 31, 2000, Aladdin Bazaar has paid the Company approximately $12.0 million of this amount. Additionally, Aladdin Bazaar is obligated to spend no more than $36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar: (i) a $3.2 million fee per year for a term of 99 years, which is adjusted every fifth year pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) the Company's proportionate share of the operating costs associated with the Carpark and other common areas.

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

         Following the commencement of operations of the Aladdin, the Company expects to fund its operating, debt service and capital needs, as currently contemplated, with $15 million of working capital from the Funding Transactions and operating cash flows. In addition, the Company is seeking a $10 million working capital facility; however, there can be no assurance such facility will be available to the Company, or that, if available, the facility will be on terms favorable to the Company.

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

CERTAIN FORWARD LOOKING STATEMENTS

         Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the United States Securities and Exchange Commission (as well as information included in oral statements or other written statements made, or to be made, by the Company) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to plans for future operations, current construction and development activities (including completion dates, budgets and cost estimates), other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, those relating to the current development and construction activities and costs and timing thereof, the sources and extent of financing for the project, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

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

         Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect:
(i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000; (ii) after March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (iii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on March 31, 2000 was set at 6.18%. The fair market value of the Gaming's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty, is a net receivable of approximately $4.1 million at March 31, 2000.

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


PART II  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.01    Financial Data Schedule

         (b)      Reports on Form 8-K

         On February 1, 2000, the Company filed a Form 8-K, dated January 28, 2000, with the United States Securities and Exchange Commission. The Form 8-K reported the extension of the Outside Completion Deadline for the Aladdin.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                         ALADDIN GAMING HOLDINGS, LLC


May 15, 2000             By:   /s/ Richard J. Goeglein
                               -------------------------------------------------
                               Richard J. Goeglein, President and Chief
                               Executive Officer


May 15, 2000             By:   /s/ Thomas A. Lettero
                               -------------------------------------------------
                               Thomas A. Lettero, Senior Vice President and
                               Chief Financial Officer



                         ALADDIN CAPITAL CORP.


May 15, 2000            By:   /s/ Richard J. Goeglein
                              --------------------------------------------------
                              Richard J. Goeglein, Chief Executive Officer


May 15, 2000            By:   /s/ Thomas A. Lettero
                              --------------------------------------------------
                              Thomas A. Lettero, Senior Vice President and
                              Chief Financial Officer

                                  EXHIBIT INDEX



  EXHIBIT NO.    DESCRIPTION                                        PAGE NO.
  ----------     -----------                                        --------
     27.01       Financial Data Schedule