Form 10-Q
period 2000-06-30
ALADDIN GAMING HOLDING LLC
filed 2000-08-14
CIK 1059127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:               June 30, 2000
                                       ----------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:                     to
                                     ------------------      ------------------

Commission file number:       333-49717 and 333-49717-01
                           ----------------------------------------------------

                        ALADDIN GAMING HOLDINGS, LLC
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Nevada                                      88-0379607
--------------------------------         --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                   89119
------------------------------------------------------------ ------------------
(Address of principal executive offices)                          (Zip Code)

                            (702) 736-7114
-------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)

                         ALADDIN CAPITAL CORP.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Nevada                                      88-0379606
--------------------------------         --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

831 Pilot Road, Las Vegas, Nevada                                   89119
------------------------------------------------------------ ------------------
(Address of principal executive offices)                          (Zip Code)

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
                                                 YES      X      NO
                                                      ---------        --------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                     ALADDIN GAMING HOLDINGS, LLC

                           Not applicable

                     ALADDIN CAPITAL CORPORATION

    2,500 shares of common stock, no par value as of June 30, 2000.

                                           ALADDIN GAMING HOLDINGS, LLC
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)

                                                       INDEX

                                                                                                     PAGE NO.
                                                                                                     ---------
PART I              FINANCIAL INFORMATION

   Item 1.          Financial Statements

                    Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999...............................................1

                    Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 and for the period
                      from inception (December 1, 1997) through June 30, 2000...........................2

                    Consolidated Statements of Members' Equity
                      For the period from inception (December 1, 1997) through June 30, 2000............3

                    Consolidated Statements of Cash Flows for the six months
                      ended June 30, 2000 and 1999 and for the period from
                      inception (December 1, 1997) through June 30, 2000................................6

                    Notes to the Consolidated Financial Statements......................................8

   Item 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.............................................................11

   Item 3.          Quantitative and Qualitative Disclosures About Market Risk..........................17

PART II             OTHER INFORMATION

   Item 6.          Exhibits and Reports on Form 8-K....................................................18

Signatures          ....................................................................................19

Exhibit Index       ....................................................................................20

PART I           FINANCIAL INFORMATION
Item 1.          Financial Statements


                                           ALADDIN GAMING HOLDINGS, LLC
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)

                                            CONSOLIDATED BALANCE SHEETS
                                     AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                                                  (IN THOUSANDS)

                                                                          JUNE 30, 2000      DECEMBER 31, 1999
                                                                          -------------      -----------------
                                                                           (unaudited)
                             ASSETS
Current assets:
       Cash                                                                 $   9,518            $   1,669
       Restricted land                                                          6,842                6,842
       Other current assets                                                     2,667                  610
                                                                          -----------         ------------
              Total current assets                                             19,027                9,121
                                                                          -----------         ------------
Property and equipment:
       Land                                                                    33,407               33,407
       Furniture and equipment                                                  1,373                  950
       Construction in progress                                               459,555              274,398
       Capitalized interest                                                    65,810               37,758
                                                                          -----------         ------------
                                                                              560,145              346,513
       Less accumulated depreciation                                             (354)               (176)
                                                                          -----------         ------------
                                                                              559,791              346,337
Other assets
       Restricted cash                                                          2,566               80,471
       Other assets                                                             2,217                2,067
       Debt issuance costs, net of accumulated amortization of
       $8,357 and $6,442, respectively                                         28,789               30,704
                                                                          -----------         ------------
              Total other assets                                               33,572              113,242
                                                                          -----------         ------------
                                                                            $ 612,390           $  468,700
                                                                          ===========         ============

                LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
       Accounts payable                                                     $   1,840           $    2,752
       Construction payable                                                    44,137               12,193
       Obligation to transfer land                                              6,842                6,842
       Accrued expenses                                                         5,828                4,251
       Current maturities of long-term debt                                     4,700                4,700
              Total current liabilities                                   -----------         ------------
                                                                               63,347               30,738
                                                                          -----------         ------------

Long-term debt, net of discount                                               445,505              403,393

Related party payables and other liabilities                                    9,314                7,333

Members' equity:
       Preferred membership interest                                          136,305               75,044
       Common membership interest                                              58,608               28,608
       Deficit accumulated during the development stage                      (100,689)             (76,416)
                                                                          -----------         -------------
              Total members' equity                                            94,224               27,236
                                                                          -----------         -------------
                                                                             $612,390           $  468,700
                                                                          ===========         =============

The accompanying notes are an integral part of these financial statements.

                                   ALADDIN GAMING HOLDINGS, LLC
                                         AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 AND FOR THE PERIOD FROM INCEPTION
                            (DECEMBER 1, 1997) THROUGH JUNE 30, 2000
                                         (IN THOUSANDS)

                                                          For the three       For the three          For the six
                                                           months ended        months ended         months ended
                                                          June 30, 2000       June 30, 1999        June 30, 2000
                                                            (unaudited)         (unaudited)          (unaudited)
                                                         --------------      --------------        -------------
Pre-opening costs                                           $ 8,118              $ 2,544            $ 12,419

Other (income) expense:
       Interest income                                         (346)              (2,345)             (1,384)
       Interest expense                                      15,386               12,706              29,390
       Less:  Interest capitalized                          (15,386)              (6,220)            (28,052)
                                                           --------             --------            --------
              Total other (income) expense                     (346)               4,141                 (46)
                                                           --------             --------            --------

Net loss accumulated during the development stage
                                                            $ 7,772              $ 6,685            $ 12,373
                                                           ========             ========            =========

                                                                              For the period
                                                                                 December 1,
                                                                                        1997
                                                           For the six           (inception)
                                                          months ended               through
                                                         June 30, 1999         June 30, 2000
                                                           (unaudited)           (unaudited)
                                                        --------------       --------------
Pre-opening costs                                           $ 4,841              $48,891

Other (income) expense:
       Interest income                                       (4,893)             (22,136)
       Interest expense                                      25,597              120,008
       Less:  Interest capitalized                          (10,984)             (65,810)
                                                           --------             --------
              Total other (income) expense                    9,720               32,062
                                                           --------             --------

Net loss accumulated during the development stage
                                                            $14,561              $80,953
                                                          =========             ========

The accompanying notes are an integral part of these financial statements.

                                   ALADDIN GAMING HOLDINGS, LLC
                                         AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)

                            CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                         FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                                       THROUGH JUNE 30, 2000
                                         (IN THOUSANDS)
                                           (UNAUDITED)

                                    Sommer Enterprises, LLC                  Aladdin Gaming Enterprises, LLC
                          -------------------------------------------- -------------------------------------------
                                                               Deficit                                    Deficit
                                                           Accumulated                                Accumulated
                                Common       Preferred      During the       Common      Preferred     During the
                            Membership      Membership     Development   Membership     Membership    Development
                              Interest        Interest           Stage     Interest       Interest          Stage
                          --------------- -------------- -------------- ------------- -------------- -------------
Balance, December 1, 1997 $          -    $          -    $          -  $         -   $          -    $         -
                          ------------    ------------   -------------  -----------   ------------   ------------
Member Contributions                 1               -               -            -              -              -
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, December 31,
1997                                 1               -               -            -              -              -
                          ------------    ------------   -------------  -----------   ------------   ------------
Net loss for the period              -               -         (19,960)           -              -        (10,617)
Member Contributions           (47,317)              -               -       28,247              -              -
Members' equity costs           (1,093)              -               -         (581)             -              -
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, December 31,
1998                           (48,409)              -         (19,960)      27,666                       (10,617)
                          ------------    ------------   -------------  -----------   ------------   ------------
Net loss for the period              -               -         (12,273)           -              -         (6,528)
Member Contributions                 -          34,613               -            -              -              -
Restatement of Preferred
    Interests                        -         (30,280)              -            -              -              -
Preferred Return                     -           1,944          (2,637)           -              -         (1,402)
Restatement of Preferred
    Return                           -          (1,069)         (1,046)           -              -           (557)
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, December 31,
1999                           (48,409)          5,208         (35,916)      27,666              -        (19,104)
                          ------------    ------------   -------------  -----------   ------------   ------------
Net Loss for the Period              -              -           (2,162)           -              -         (1,150)
Member Contribution                  -              -                -            -              -              -
Preferred Return                     -            363           (2,315)           -              -         (1,232)
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, March 31, 2000        (48,409)         5,571          (40,393)      27,666              -        (21,486)
                          ------------    ------------   -------------  -----------   ------------   ------------
Net Loss for the Period              -              -           (2,836)           -              -         (1,943)
Conversion of Series C
    Preferred                        -              -                -            -              -              -
Member Contribution                  -              -                -            -              -              -
Preferred Return                     -            415           (2,626)           -              -         (1,743)
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, June 30, 2000    $    (48,409)   $     5,986    $     (45,855) $    27,666   $          -   $    (25,172)
                          ------------    ------------   -------------  -----------   ------------   ------------

                              ALADDIN GAMING HOLDINGS, LLC
                                    AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
        FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997) THROUGH JUNE 30, 2000
                                   (IN THOUSANDS)
                               (unaudited) (continued)

                                   London Clubs Nevada, Inc.                           GAI, LLC
                          -------------------------------------------- -------------------------------------------
                                                               Deficit                                    Deficit
                                                           Accumulated                                Accumulated
                                Common       Preferred      During the       Common      Preferred     During the
                            Membership      Membership     Development   Membership     Membership    Development
                              Interest        Interest           Stage     Interest       Interest          Stage
                          --------------- -------------- -------------- ------------- -------------- -------------
Balance, December 1, 1997 $          -    $          -    $          -  $         -   $          -   $          -
                          ------------    ------------   -------------  -----------   ------------   ------------
Member Contributions                 -               -               -            2              -              -
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, December 31,
1997                                 -               -               -            2              -              -
                          ------------    ------------   -------------  -----------   ------------   ------------
Net loss for the period              -               -         (10,617)           -              -         (1,274)
Member Contributions            50,000               -               -            -              -              -
Members' equity costs             (581)              -               -          (70)             -              -
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, December 31,
1998                            49,419               -         (10,617)         (68)             -         (1,274)
                          ------------    ------------   -------------  -----------   ------------   ------------
Net loss for the period              -               -          (6,528)           -              -           (783)
Member Contributions                 -          32,595               -            -              -              -
Restatement of Preferred
    Interests                        -          30,280               -            -              -              -
Preferred Return                     -           3,665          (1,402)           -              -           (168)
Restatement of Preferred
    Return                           -           3,296            (557)           -              -            (67)
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, December 31,
1999                            49,419          69,836         (19,104)         (68)             -         (2,292)
                          ------------    ------------   -------------  -----------   ------------   ------------
Net Loss for the Period              -               -          (1,150)           -              -           (139)
Member Contribution                  -          20,614               -            -              -              -
Preferred Return                     -           4,563          (1,232)           -              -           (147)
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, March 31, 2000         49,419          95,013         (21,486)         (68)             -         (2,578)
                          ------------    ------------   -------------  -----------   ------------   ------------
Net Loss for the Period              -               -          (2,760)           -              -           (233)
Member Contribution                  -          58,747               -            -              -              -
Conversion of Series C
    Preferred                   30,000         (30,000)              -            -              -              -
Preferred Return                     -           6,559          (2,396)           -              -           (209)
                          ------------    ------------   -------------  -----------   ------------   ------------
Balance, June 30, 2000    $     79,419    $    130,319   $     (26,642) $       (68)  $          -   $     (3,020)
                          ------------    ------------   -------------  -----------   ------------   ------------

                                         ALADDIN GAMING HOLDINGS, LLC
                                               AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                               FOR THE PERIOD FROM INCEPTION (DECEMBER 1, 1997)
                                             THROUGH JUNE 30, 2000
                                                (IN THOUSANDS)
                                            (UNAUDITED) (CONTINUED)

                                                             TOTAL
                                     ------------------------------------------------------------
                                            Common           Preferred    Deficit Accumulated
                                        Membership          Membership            During the
                                          Interest            Interest    Development  Stage
                                     -------------       -------------    --------------------
Balance, December 1, 1997            $           -        $          -        $           -
                                     -------------       -------------         ------------
Member Contributions                             3                   -                    -
                                     -------------       -------------         ------------
Balance, December 31, 1997                       3                   -                    -
                                     -------------       -------------         ------------
Net loss for the period                          -                   -              (42,468)
Member Contributions                        30,930                   -                    -
Members' equity costs                       (2,325)                  -                    -
                                     -------------       -------------         ------------
Balance, December 31, 1998                  28,608                   -              (42,468)
Net loss for the period                          -                   -              (26,112)
Member Contributions                             -              67,208                    -
Restatement of Preferred Interests
                                                 -                   -                    -
Preferred Return                                 -               5,609               (5,609)
Restatement of Preferred Return                  -               2,227               (2,227)
                                     -------------       -------------        -------------
Balance, December 31, 1999                  28,608              75,044              (76,416)
                                     -------------       -------------        -------------
Net Loss for the Period                          -                   -               (4,601)
Member Contribution                              -              20,614                    -
Preferred Return                                 -               4,926               (4,926)
                                     -------------       -------------        -------------
Balance, March 31, 2000                     28,608             100,584              (85,943)
                                     -------------       -------------        -------------
Net Loss for the Period                          -                   -               (7,772)
Member Contribution                              -              58,747                    -
Conversion of Series C Preferred
                                            30,000             (30,000)                   -
Preferred Return                                 -               6,974               (6,974)
                                     -------------       -------------        -------------
Balance, June 30, 2000               $      58,608       $     136,305        $    (100,689)
                                     -------------       -------------        -------------

The accompanying notes are an integral part of these financial statements.

                             ALADDIN GAMING HOLDINGS, LLC
                                  AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND FOR THE PERIOD FROM
                 INCEPTION (DECEMBER 1, 1997) THROUGH JUNE 30, 2000
                                  (IN THOUSANDS)

                                                                                                    For the period
                                                                                                   December 1, 1997
                                                    For the six              For the six              (inception)
                                                    months ended             Months ended          through June 30,
                                                   June 30, 2000            June 30, 1999                2000
                                                    (unaudited)              (unaudited)              (unaudited)
                                                 -------------------    ----------------------    --------------------
Cash used in operating activities                   $    1,257               $   (2,937)             $   (15,767)
                                                  ------------             ------------             ------------

Cash flows from investing activities:
     Payments for construction in progress,
       furniture, equipment and capitalized
       interest                                       (181,687)                  (86,549)               (474,290)
     Decrease (increase) in restricted cash             77,905                    50,782                  (2,566)
                                                  ------------              ------------            ------------
Net cash used in investing activities                 (103,782)                  (35,767)               (476,856)
                                                  ------------              ------------            ------------

Cash flows from financing activities:
       Proceeds from issuance of notes                       -                         -                 100,047
       Proceeds from long-term debt                     31,015                         -                 305,015
       Repayment of long-term debt                           -                         -                    (547)
       Debt issuance costs                                   -                         -                 (37,146)
       Members' contributions                           79,361                    39,228                 211,572
       Payment of debt on contributed land
                                                             -                         -                 (74,477)
       Members' equity costs                                 -                         -                  (2,325)
       Payable to related parties                           (2)                       (1)                     (1)
       Advances to purchase membership
         interests                                           -                         -                       3
                                                  ------------              ------------            ------------
Net cash provided by financing activities              110,374                    39,227                 502,141
                                                  ------------              ------------            ------------

Net increase in cash                                     7,849                       523                   9,518
Cash and cash equivalents at the beginning
   of the period                                         1,669                     1,248                       -
                                                  ============              ============            ============
Cash and cash equivalents at the end of the
   period                                               $9,518                    $1,771                  $9,518
                                                  ============              ============            ============


The accompanying notes are an integral part of these financial statements.

                              ALADDIN GAMING HOLDINGS, LLC
                                    AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND FOR THE PERIOD FROM
                    INCEPTION (DECEMBER 1, 1997) THROUGH JUNE 30, 2000
                                      (continued)

                                                                                                    For the period
                                                                                                   December 1, 1997
                                                    For the six                                       (inception)
                                                    months ended          For the six months       through June 30,
                                                    June 30, 2000         ended June 30, 1999             2000
                                                    (unaudited)              (unaudited)              (unaudited)
                                                 -----------------       -------------------       ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid for interest, net of amount
   capitalized                                    $  (13,898)               $    1,892               $    (7,684)
Non-cash investing and financing activities:
   Members' contributions - book value
       Land                                                -                         -                    33,407
       Construction in progress                            -                         -                     7,000
   Equipment acquired equal to assumption
     of debt                                               -                         -                       547
   Increase in construction payables                  31,944                     9,313                    44,137
   Preferred Dividends                                11,900                         -                    19,736


The accompanying notes are an integral part of these financial statements.

                 ALADDIN GAMING HOLDINGS, LLC
                       AND SUBSIDIARIES
                (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000

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

         The consolidated financial statements include the accounts of Gaming Holdings and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in Gaming Holdings' Annual Report on Form 10-K for the year ended December 31, 1999 and the Form 10-Q for the quarter ended March 31, 2000.

         Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Gaming Holdings' annual financial statements except as modified for interim accounting policies. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods) have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.       CLASSES OF INTEREST

Gaming Holdings has Preferred Membership Interests comprised of the following:

                                                                 London             Sommer
                                                                  Clubs        ENTERPRISES,
                                                             Nevada, Inc.              LLC       TOTAL
                                                             -----------      ------------       -----
                                                                           (IN THOUSANDS)
Series A................................................      $119,447        $        -       $119,447
Series CC...............................................         3,209                 -          3,209
Series D................................................         7,663                 -          7,663
Series E................................................             -             5,986          5,986
                                                         --------------------------------------------------
TOTAL...................................................      $130,319        $    5,986       $136,305
                                                         ==================================================

         Prior to April 25, 2000, there was outstanding $30 million in the aggregate Series C Convertible Preferred Membership Interests which earned a return equal to twenty percent (20%) per annum, cumulative and compounded semi-annually from October 1, 1999. On April 25, 2000, London Clubs International, plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), converted all of the Series C Convertible Preferred Membership Interests into fifteen percent (15%) of the Gaming Holdings Common Membership Interests. After such conversion, LCNI owns 40% of the Gaming Holdings Common Membership Interests, Sommer Enterprises owns 32% of the Gaming Holdings Common Membership Interests, Gaming Enterprises owns 25% of the Gaming Holdings Common Membership Interests and GAI owns 3% of the Gaming Holdings Common Membership Interests. The Series CC Preferred Membership Interests earn a return equal to twenty percent (20%) per annum, cumulative and compounded semi-annually. The Series A Preferred Membership Interests earn a return equal to twelve percent (12%) per annum, cumulative and compounded semi-annually. The Series E Preferred Membership Interests earn a return equal to thirty percent (30%) per annum, cumulative and compounded semi-annually. Pursuant to a Letter Agreement between the Sommer Trust and London Clubs, dated February 23, 2000, the Series D Preferred Membership Interests and the Series A Preferred Membership Interests earn a combined preferred return equal to the return earned on the Series E Preferred Membership Interests (i.e., thirty percent (30%) per annum, cumulative and compounded semi-annually). With respect to the allocation of Profits and Losses and Distributions (including distributions in liquidation), the following is the order of priority of the Preferred Shares: Series A Preferred Membership Interests, Series D Preferred Membership Interests, and Series CC Preferred Membership Interests, and collectively (pari passu) Series E and B Preferred Membership Interests.

         Series B Preferred Membership Interests would be issued to LCNI in the event of and in exchange for any payment required by London Clubs to repay in part Gaming's Bank Credit Facility pursuant to Section 13 of the Keep-Well Agreement. As of June 30, 2000, there are no Series B Preferred Membership Interests outstanding. If issued, the Series B Preferred Shares will earn a return equal to the weighted average interest costs related to the bank credit facility.

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

5.       RELATED PARTY TRANSACTIONS

         Since January 1, 2000, London Clubs has funded approximately $725,000 of deposits relating to the payment for certain furniture, fixtures and equipment that will be leased under Gaming's operating lease facility with General Electric Capital Corporation. The deposits will be refunded directly to London Clubs by the lessors and therefore such amount has not been reflected in the accompanying financial statements. As of July 21, 2000, $161,252.43 has been refunded directly to London Clubs.

6.       LONG-TERM DEBT

         On June 1, 2000, the Credit Agreement was amended ("Third Amendment to Credit Agreement") to provide for: (a) the creation of wholly-owned subsidiaries of Gaming; (b) the creation of certain operating bank accounts prior to the opening of the Aladdin; (c) the increase of the annual amount of permitted operating leases prior to opening of the Aladdin and to change the date by which such amount of permitted operating leases can be increased after the opening of the Aladdin; (d) the increase of Gaming's cash management account to $10 million; and (e) the transfer, for value received, of certain collateral under the Bank Credit Facility to the FF&E Financing.

7.       SUBSEQUENT EVENT

         During June and July 2000, The Bank of Nova Scotia, as Administrative Agent under the Gaming's Bank Credit Facility, drew down all of the approximately $47.3 million letter of credit previously issued for the account of London Clubs, which London Clubs posted pursuant to the Completion Guaranty. The proceeds of the drawing under the letter of credit were used to fund various construction and pre-opening costs.

         As a result of the Company's on-going review of the anticipated construction and pre-opening costs for the Aladdin Resort & Casino, the Company has increased its main project budget by approximately $50 million, from approximately $973 million to approximately $1.023 billion.

         On July 27, 2000, the Credit Agreement was amended ("Fourth Amendment to Credit Agreement") to provide for: (a) a new Term D Loan in the amount of $50 million, subject to reduction in certain events, with an interest rate of approximately 11%; (b) extending the commencement of the measuring date for certain financial covenants; and (c) other technical amendments to the Credit Agreement. The Company will utilize the Term D Loan proceeds to fund the budgetary increase. For further details on the Fourth Amendment to Credit Agreement, see Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2000. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1999.

         Effective July 20, 2000, Gaming restructured its interest rate collar arrangements in an effort to reduce future expenditures for interest. Gaming has entered into these agreements to manage interest expense, which is subject to fluctuations due to the variable nature of the London Interbank Offered Rate ("LIBOR"). Gaming has the following interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate collar with a notional amount of $245.7 million, a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with a notional amount of $159.2 million, a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005 All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates. In exchange for entering into the transaction, Gaming received $1,000,000 from the counterparty in July, 2000.

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

DEVELOPMENT ACTIVITIES

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), was formed on December 1, 1997. Gaming Holdings was initially owned by Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises") (25%), Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises") (72%), and GAI, LLC, a Nevada limited liability company (3%). On February 26, 1998, London Clubs International, plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), contributed $50.0 million for 25% of Gaming Holdings common membership interests ("Gaming Holdings Common Membership Interests"). Sommer Enterprises contributed a portion of land for Gaming Holdings Common Membership Interests. Gaming Enterprises, which is owned 100% by Sommer Enterprises, contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Gaming Holdings Common Membership Interests. After the additional contributions, Sommer Enterprises, LLC owned 47% of the Gaming Holdings Common Membership Interests, LCNI owned 25% of the Gaming Holdings Common Membership Interests, Gaming Enterprises owned 25% of the Gaming Holdings Common Membership Interests and GAI, LLC owned 3% of the Gaming Holdings Common Membership Interests. On November 30, 1998, the Trust Under Article Sixth u/w/o Sigmund Sommer and its affiliates (including entities through which such Trust indirectly owns its interest in Gaming Holdings; together, "Sommer Trust") agreed to vote their respective Gaming Holdings Common Membership Interests and cause Gaming Enterprises to vote its Gaming Holdings Common Membership Interests so that (taking into account Gaming Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings.

         From February 26, 1998 to June 30, 2000, pursuant to the Completion Guaranty, London Clubs and the Sommer Trust have made equity contributions to Gaming Holdings in the amounts of approximately $142.2 million and $4.3 million, respectively. On December 10, 1999, the Company, London Clubs and the Sommer Trust entered into a Recapitalization Agreement ("Recapitalization Agreement"), pursuant to which, among other matters, (a) the Company established new classes of Preferred Membership Interests for such equity contributions; (b) the Company issued to London Clubs Series C Convertible Preferred Membership Interests, Series CC Preferred Membership Interests, Series A Preferred Membership Interests and Series D Preferred Membership Interests for the equity contributions which London Clubs had made to the Company; and (c) the Company issued to the Sommer Trust Series E Preferred Membership Interests for the equity contributions which the Sommer Trust had made to the Company.

         On April 25, 2000, LCNI converted its Series C Convertible Preferred Membership Interests of Gaming Holdings for 15% of the Gaming Holdings Common Membership Interests. After such conversion, LCNI owns 40% of the Gaming Holdings Common Membership Interests, Sommer Enterprises owns 32% of the Gaming Holdings Common Membership Interests, Gaming Enterprises owns 25% of the Gaming Holdings Common Membership Interests and GAI owns 3% of the Gaming Holdings Common Membership Interests.

         Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), through Sommer Enterprises, holds a majority interest in Gaming Holdings. The members of AHL are the Sommer Trust, which holds a 95% interest in AHL, and GW Vegas, LLC, a Nevada limited liability company ("GW"), a wholly owned subsidiary of Trust Company of the West ("TCW"), which holds a 5% interest in AHL.

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

         The operations of the Company have been primarily limited to the design, development, financing and construction of a new Aladdin Resort and Casino ("Aladdin"). The Aladdin will be the centerpiece of an approximately 35-acre resort, casino and entertainment complex ("Complex") located on the site of the former Aladdin hotel and casino in Las Vegas, Nevada, at the center of Las Vegas Boulevard. The Aladdin has been designed to include a luxury-themed hotel of approximately 2,567 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino"), an approximately 1,200 seat production showroom and six restaurants. The Casino's main gaming area will contain approximately 2,800 slot machines, 87 table games, keno and a race and sports book facility. Included on a separate level of the Casino will be a 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that is expected to contain an additional 20 to 30 high denomination table games and approximately 100 high denomination slot machines. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, will comprise: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) a planned second hotel and casino with a music and entertainment theme ("Aladdin Music Project"); (iv) the newly renovated 7,000-seat Theater of the Performing Arts ("Theater"); and (v) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Company and Aladdin Music is currently seeking a joint venture partner and financing for the Aladdin Music Project. The Company currently believes that the completion and opening of the Aladdin will occur during August, 2000.

RESULTS OF OPERATIONS

         The Company is in the development stage and has no significant operations to date. The Company has capitalized all qualifying construction costs. Accordingly, the Company does not have any historical operating income. The capitalized costs consist primarily of land contributed by certain members of Gaming Holdings, design fees, financing and commitment fees, construction costs and interest on debt incurred to finance construction and development of Aladdin. Capitalized costs include approximately $2.2 million related to Aladdin Music for necessary predevelopment costs and expenses of the Aladdin Music Project. The Company's operating expenses primarily have consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs.

         The Company's results of operations from inception to the anticipated opening of the Aladdin in August, 2000, have been adversely affected by the expensing of pre-opening costs and interest not qualifying for capitalization and should not be indicative of future operations. Accordingly, historical results will not be indicative of future operating results. Future operating results of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the Company's control. While the Company believes that the Aladdin will be able to attract a sufficient number of patrons and achieve the level of activity necessary to permit the Company to meet its debt payment obligations, including the Notes and other indebtedness, and its other obligations, there can be no assurance with respect thereto.

         Pre-opening expenses for the three and six months ended June 30, 2000, were $8.1 million and $12.4 million, respectively, compared to $2.5 million and $4.8 million, respectively for the same periods of the prior year. Pre-opening expenses were higher in the current year due to increased staffing to facilitate the opening of the Aladdin.

         Interest expense for the three and six months ended June 30, 2000 was $15.4 million and $29.4 million, respectively compared to $12.7 million and $25.6 million, respectively, for the same periods of the prior year. Interest expense increased in the current year due to higher funded debt levels as construction has progressed on the project. The Company pays a higher interest rate on its bank debt once the funds are utilized for construction compared to the amount paid for interest when the funds are held in the cash collateral account. Capitalized interest has also increased in the current year as construction in progress has increased.

         Interest income has decreased in the current year compared to the prior year as cash balances have been used to fund construction costs, pre-opening expenses and interest expense.

         The Company recorded a net loss of approximately $7.8 million for the three months ended June 30, 2000 as compared to a net loss of approximately $6.7 million for the three month period ended June 30, 1999. The Company recorded a net loss of approximately $12.4 million for the six months ended June 30, 2000, as compared to a net loss of approximately $14.6 million for the six month period ended June 30, 1999. The cumulative loss for the period of inception (December 1, 1997) to June 30, 2000 was approximately $81.0 million. The Company had no operations for the period of inception (December 1, 1997) to June 30, 2000. The losses were due to the pre-opening costs, interest expense, amortization costs and expenses related to the Notes.

MATERIAL CHANGES IN FINANCIAL CONDITION

         Through June 30, 2000, approximately $604.1 million had been expended primarily on the development of the Aladdin, of which approximately $74.5 million had been expended on repayment of debt associated with the land contribution to the Company, approximately $474.3 million in construction, furniture, fixtures and equipment, and capitalized interest, approximately $39.5 million in debt issuance and member equity costs, and approximately $15.8 million in pre-opening costs, net interest expense, and other current assets.

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

         Gaming has a credit facility ("Bank Credit Facility" or "Credit Agreement") with various financial institutions and The Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of four separate term loans. The Term A Loan comprises a term loan of $129.7 million and matures five and one-half years after the initial borrowing date. The Term B Loan comprises a term loan of $114 million and matures eight and one-half years after the initial borrowing date. The Term C Loan comprises a term loan of $160 million and matures ten years after the initial borrowing date. The Term D Loan is comprised of a term loan of $50 million which matures six months after the Term C Loan matures. As of June 30, 2000, approximately $100.3 million of the Term A Loan proceeds is available. As of June 30, 2000, Gaming had fully utilized the Term B and Term C Loan proceeds. As of June 30, 2000, the Term D Loan was not in place. For further details on the establishment of the Term D Loan, please see the discussion below. On June 1, 2000, the Credit Agreement was amended ("Third Amendment to Credit Agreement") to provide for: (a) the creation of wholly-owned subsidiaries of Gaming; (b) the creation of certain operating bank accounts prior to the opening of the Aladdin; (c) the increase of the annual amount of permitted operating leases prior to opening of the Aladdin and to change the date by which such amount of permitted operating leases can be increased after the opening of the Aladdin; (d) the increase of Gaming's cash management account to $10 million; and (e) the transfer, for value received, of certain collateral under the Bank Credit Facility to the FF&E Financing. For further details on the Third Amendment to Credit Agreement, see Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000. On July 27, 2000, the Credit Agreement was amended ("Fourth Amendment to Credit Agreement") to provide for: (a) a new Term D Loan in the amount of $50 million, subject to reduction in certain events, with an interest rate of approximately 11%; (b) extending the commencement of measurement date for certain financial covenants; and (c) other technical amendments to the Credit Agreement. As of August 7, 2000, none of the Term D Loan had been utilized. For further details on the Fourth Amendment to Credit Agreement, see Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2000. For further details on the Bank Credit Facility, including the covenants, restrictions and limitations on Gaming pursuant to the Bank Credit Facility, see Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1999.

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

         As a result of the Company's on-going review of the anticipated construction and pre-opening costs for the Aladdin, in July, 2000, the Company increased its main project budget by approximately $50 million, from approximately $973 million to approximately $1.023 billion. The Company will utilize the Term D Loan proceeds to fund this budgetary increase.

         During June and July 2000, The Bank of Nova Scotia, as Administrative Agent under Gaming's Bank Credit Facility, drew down all of the approximately $47.3 million letter of credit previously issued for the account of London Clubs, which London Clubs posted pursuant to the Completion Guaranty. The proceeds of the drawing under the letter of credit were used to fund various construction and pre-opening costs.

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

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. From January 1, 2000 to June 30, 2000, a total of approximately $79.4 million in payments has been made pursuant to the Bank Completion Guaranty, which has been funded by London Clubs. Gaming Holdings issued for these Bank Completion Guaranty payments (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty.

         AHL, Bazaar Holdings and London Clubs have entered into the Keep-Well Agreement in favor of the lenders under the Bank Credit Facility. In connection with the Fourth Amendment to Credit Agreement, the Sommer Trust became a party to the Keep-Well Agreement. The Keep-Well Agreement is the joint and several agreement of the parties to make certain quarterly cash equity contributions to the Company if the Company fails to comply with the Minimum Fixed Charges Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contribution required be made in any fiscal year of the company exceed $30.0 million. In exchange for such cash equity contributions, the Company will issue Series A or B Preferred Membership Interests.

         In connection with the development of the Mall Project, Aladdin Bazaar agreed to reimburse the Company approximately $14.2 million for the construction of certain areas shared by the Aladdin and the Mall Project and the facade to the Aladdin and, as of June 30, 2000, Aladdin Bazaar has paid the Company approximately $13.0 million of this amount. Additionally, Aladdin Bazaar is obligated to spend no more than $36 million for the Carpark. Therefore, any cost overruns associated with these items will be borne by the Company. In addition, the Company is obligated to pay to Aladdin Bazaar: (i) a $3.2 million fee per year for a term of 99 years, which is adjusted every fifth year pursuant to a consumer price index-based formula, for usage of the Carpark; and (ii) the Company's proportionate share of the operating costs associated with the Carpark and other common areas.

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

         Upon the commencement of operations of the Aladdin, the Company will have approximately $17.0 million of working capital to fund its operations, debt service and capital needs as currently anticipated. Based on the Company's projection of operating revenues and expenses, required capital expenditures and other expected expenditures, the Company believes that such working capital is sufficient to address the Company's liquidity needs.

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

         Beginning June 30, 1999, Gaming has the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect:
(i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000; (ii) after March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and (iii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements is adjusted every three months and on June 30, 2000 was set at 6.28%. The fair market value of the Gaming's interest rate swaps, interest rate ceilings and floor caps as provided by the counterparty, is a net receivable of approximately $2.9 million at June 30, 2000.

         Effective July 20, 2000, Gaming restructured its interest rate collar arrangements in an effort to reduce future expenditures for interest. Gaming has entered into these agreements to manage interest expense, which is subject to fluctuations due to the variable nature of the London Interbank Offered Rate ("LIBOR"). In exchange for entering into the transaction, Gaming received $1,000,000 from the counterparty in July, 2000.

         Beginning July 20, 2000, Gaming has the following interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate collar with a notional amount of $245.7 million, a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with a notional amount of $159.2 million, a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005 All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans.

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

PART II  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits



                  10.01 Third Amendment to Credit Agreement, dated as of June 1, 2000, among Aladdin Gaming, LLC, Various Financial Institutions, The Bank of Nova Scotia, Merrill Lynch Capital Corporation and CIBC Oppenheimer Corp.

                  10.02 Fourth Amendment to Credit Agreement, dated as of July 27, 2000, among Aladdin Gaming, LLC, Various Financial Institutions, The Bank of Nova Scotia, Merrill Lynch Capital Corporation and CIBC Oppenheimer Corp.

                  10.03 Agreement of Amendment, dated as of June 2, 2000, among General Electric Capital Corporation, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC

                  10.04 Agreement of Amendment No. 3, dated as of July 27, 2000, among General Electric Capital Corporation, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC

                  10.05 First Amendment to Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement, dated as of July 27, 2000, made by and between Aladdin Gaming, LLC, as Trustee, and Stewart Title of Nevada, as Trustee, for the benefit of The Bank of Nova Scotia.

                  10.06 Amendment of Agreements, effective as of July 27, 2000, by and among Aladdin Gaming, LLC, the various financial institutions and The Bank of Nova Scotia.

                  10.07 Amendment No. 1 to the Employment Agreement of William Timmins, dated as of May 26, 2000, between Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and William Timmins

                  10.08 Employment Agreement of Patricia Becker, dated as of July 27, 2000, between Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and Patricia Becker.

                  27.01    Financial Data Schedule

         (b)      Reports on Form 8-K

         None.

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                              ALADDIN GAMING HOLDINGS, LLC

August 14, 2000               By:   /s/ Richard J. Goeglein
                                    --------------------------------------------
                                    Richard J. Goeglein, President and Chief
                                    Executive Officer


August 14, 2000               By:   /s/ Thomas A. Lettero
                                    --------------------------------------------
                                    Thomas A. Lettero, Senior Vice President and
                                    Chief Financial Officer





                               ALADDIN CAPITAL CORP.


August 14, 2000                By:  /s/ Richard J. Goeglein
                                    --------------------------------------------
                                    Richard J. Goeglein, Chief Executive Officer


August 14, 2000                By:  /s/ Thomas A. Lettero
                                    --------------------------------------------
                                    Thomas A. Lettero, Senior Vice President and
                                    Chief Financial Officer

                                                   EXHIBIT INDEX



  EXHIBIT    DESCRIPTION                                                                   PAGE NO.
    NO.
   10.01       Third Amendment to Credit Agreement, dated as of June 1, 2000, among Aladdin Gaming, LLC, Various Financial Institutions, The
               Bank of Nova Scotia, Merrill Lynch Capital Corporation and CIBC
               Oppenheimer Corp.

   10.02       Fourth Amendment to Credit Agreement, dated as of July 27,
               2000, among Aladdin Gaming, LLC, Various Financial
               Institutions, The Bank of Nova Scotia, Merrill Lynch Capital
               Corporation and CIBC Oppenheimer Corp.

   10.03       Agreement  of  Amendment,  dated  as of June 2,  2000,  among
               General Electric  Capital Corporation, GMAC Commercial Mortgage
               Corporation and Aladdin Gaming, LLC

   10.04       Agreement of Amendment No. 3, dated as of July 27, 2000,  among
               General  Electric Capital Corporation, GMAC Commercial Mortgage
               Corporation and Aladdin Gaming, LLC

   10.05       First Amendment to Deed of Trust, Assignment of Rents and
               Leases, Fixture Filing and Security Agreement, dated as of July
               27, 2000, made by and between Aladdin Gaming, LLC, as Trustee, and Stewart Title of Nevada, as Trustee, for the benefit of The
               Bank of Nova Scotia.

   10.06 Amendment of Agreements, effective as of July 27, 2000, by and among Aladdin Gaming, LLC, the various financial institutions and The Bank of Nova Scotia.

   10.07 Amendment No. 1 to the Employment Agreement of William Timmins, dated as of May 26, 2000, between Aladdin Gaming, LLC, Aladdin
               Gaming Holdings, LLC and William Timmins.

   10.08       Employment Agreement of Patricia Becker, dated as of July 27,
               2000, between Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and Patricia Becker.

   27.01       Financial Data Schedule

                                               20