Form 10-Q
period 2000-09-30
ALADDIN GAMING HOLDING LLC
filed 2000-11-14
CIK 1059127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2000

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from:                    to
                                            -----------            -----------

Commission file number: 333-49717 and 333-49717-01


                          ALADDIN GAMING HOLDINGS, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                      88-0379607
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation ororganization)


3667 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA                   89109
-------------------------------------------------               ---------------
   (Address of principal executive offices)                       (Zip Code)


                                 (702) 785-5555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                              ALADDIN CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                      88-0379606
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation ororganization)


3667 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA                   89109
-------------------------------------------------               ---------------
   (Address of principal executive offices)                       (Zip Code)


                                 (702) 785-5555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


                          ALADDIN GAMING HOLDINGS, LLC

                                 Not applicable


                              ALADDIN CAPITAL CORP.

      2,500 shares of common stock, no par value as of September 30, 2000.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES


                                      INDEX

                                                                                                         PAGE NO.
                                                                                                       ------------
PART I              FINANCIAL INFORMATION

   Item 1.          Financial Statements

                    Condensed Consolidated Balance Sheets
                      September 30, 2000 and December 31, 1999.......................................       1

                    Condensed Consolidated Statements of Operations
                      for the three and nine months ended September 30, 2000 and 1999................       2

                    Condensed Consolidated Statements of Cash Flows
                      for the nine months ended September 30, 2000 and 1999..........................     3-4

                    Notes to the Consolidated Financial Statements...................................       5

   Item 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..........................................................      10

   Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................      13

PART II             OTHER INFORMATION

   Item 1.          Legal Proceedings................................................................      14

   Item 6.          Exhibits and Reports on Form 8-K.................................................      15

Signatures          .................................................................................      16

Exhibit Index       .................................................................................      17

PART I           FINANCIAL INFORMATION
ITEM 1           FINANCIAL STATEMENTS

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                 (In Thousands)

                                                                       SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                                      ----------------------    ----------------------
                                                                           (unaudited)
                             ASSETS
Current Assets:
       Cash and Equivalents                                                     $    30,372              $      1,669
       Restricted Land                                                                6,842                     6,842
       Accounts Receivable, Net                                                       8,083                         9
       Inventory                                                                      1,967                        59
       Other Current Assets                                                           5,694                       542
                                                                      ----------------------    ----------------------
              Total Current Assets                                                   52,958                     9,121
                                                                      ----------------------    ----------------------

Property, Plant and Equipment, Net                                                  657,117                   346,337

Other Assets:
       Restricted Cash                                                                9,860                    80,471
       Other Assets                                                                   1,899                     2,067
       Debt Issuance Costs, Net of Accumulated Amortization of
       $9,802 and $6,442, Respectively                                               32,753                    30,704
                                                                      ----------------------    ----------------------
              Total Other Assets                                                     44,512                   113,242
                                                                      ----------------------    ----------------------

              Total Assets                                                      $   754,587              $    468,700
                                                                      ======================    ======================

                LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
       Accounts Payable - Trade                                                 $     5,500               $     2,752
       Construction Payable                                                          13,661                    12,193
       Obligation to Transfer Land                                                    6,842                     6,842
       Accrued Payroll and Related Expenses                                           8,808                       921
       Accrued Interest                                                               9,917                     2,183
       Current Portion of Long-Term Debt                                             22,900                     4,700
       Other Accrued Expenses                                                        12,603                     1,147
                                                                      ----------------------    ----------------------
              Total Current Liabilities                                              80,231                    30,738
                                                                      ----------------------    ----------------------

Long-term Liabilities:
       Long-term Debt, Net of Discount                                              608,378                   403,393
       Related Party Payables and Other Liabilities                                  10,316                     7,333
                                                                      ----------------------    ----------------------
Total Long-term Liabilities                                                         618,694                   410,726
                                                                      ----------------------    ----------------------
Total Liabilities                                                                   698,925                   441,464

Members' Equity:
       Preferred Membership Interest                                                147,550                    75,044
       Common Membership Interest                                                    58,608                    28,608
       Retained Earnings                                                           (150,496)                  (76,416)
                                                                      ----------------------    ----------------------
              Total Members' Equity                                                  55,662                    27,236
                                                                      ----------------------    ----------------------

              Total Liabilities and Members' Equity                             $   754,587              $    468,700
                                                                      ======================    ======================

   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In Thousands)

                                                     FOR THE THREE        FOR THE THREE         FOR THE NINE         FOR THE NINE
                                                      MONTHS ENDED         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                              2000                 1999                 2000                 1999
                                                       (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                -------------------    -----------------    -----------------    -----------------
Revenues:
     Casino                                             $ 19,405                   $ -            $ 19,405                  $ -
     Hotel                                                11,270                     -              11,270                    -
     Food and Beverage                                     8,348                     -               8,348                    -
     Entertainment and Other Income                        1,573                     -               1,573                    -
                                                -------------------    -----------------    -----------------    -----------------
Gross Revenues                                            40,596                     -              40,596                    -
     Less:  Promotional Allowances                         3,815                     -               3,815                    -
                                                -------------------    -----------------    -----------------    -----------------
Net Revenues                                              36,781                     -              36,781                    -
                                                -------------------    -----------------    -----------------    -----------------

Costs and Expenses:
     Casino                                               14,590                     -              14,590                    -
     Hotel                                                 3,435                     -               3,435                    -
     Food and Beverage                                     8,099                     -               8,099                    -
     Other Operating Expenses                                391                     -                 391                    -
     Pre-opening Expenses                                 19,227                 3,369              31,646                8,210
     Depreciation and Amortization                         6,081                     -               6,081                    -
     Selling, General and Administrative                  13,419                     -              13,419                    -
                                                -------------------    -----------------    -----------------    -----------------
Total Costs and Expenses                                  65,242                 3,369              77,661                8,210
                                                -------------------    -----------------    -----------------    -----------------

                                                -------------------    -----------------    -----------------    -----------------
Income (Loss) From Operations                            (28,461)               (3,369)             40,880               (8,210)
                                                -------------------    -----------------    -----------------    -----------------
Interest Income (Expense):
     Interest Income                                         301                 1,979               1,685                6,872
     Interest Expense                                    (20,173)              (12,865)            (49,588)             (38,463)
     Capitalized Interest                                  8,118                 8,000              36,195               18,985
                                                -------------------    -----------------    -----------------    -----------------
Total Interest Income (Expense), Net                     (11,754)               (2,886)            (11,708)             (12,606)

                                                -------------------    -----------------    -----------------    -----------------
Net Loss                                              $  (40,215)             $ (6,255)          $ (52,588)           $ (20,816)
                                                ===================    =================    =================    =================

   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In Thousands)

                                                    FOR THE NINE             FOR THE NINE
                                                    MONTHS ENDED             MONTHS ENDED
                                                 SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
                                                    (UNAUDITED)              (UNAUDITED)
                                                 -------------------    ----------------------
Cash Flows From Operating Activities:
     Net Loss                                            $  (52,588)                $ (20,816)
Adjustments to Reconcile Net Income to Net
Cash Provided by (used in) Operating
Activities:
     Depreciation and Amortization                            6,081                        89
     Amortization of debt issuance costs                      3,448                     2,678
     Changes in Operating Assets and
     Liabilities:
         Accounts Receivable, net                            (8,074)                        -
         Other Assets                                        (6,980)                    1,088
         Accounts Payable - Trade                             2,748                    (1,827)
         Accrued Payroll and Related
         Expenses                                             7,887                         -
         Other Accrued Expenses
         (Post-opening)                                      37,390                     2,007
                                                 -------------------    ----------------------
Net Cash Used in Operating Activities                       (10,088)                  (16,781)
                                                 -------------------    ----------------------

Cash Flows from Investing Activities:
       Decrease in Cash and Cash
       Equivalents - Restricted                              70,611                   111,229
       Capital Expenditures                                (278,293)                 (156,078)

                                                 -------------------    ----------------------

Net Cash Used in Investing Activities                      (207,682)                  (44,849)
                                                 -------------------    ----------------------

Cash Flows from Financing Activities:
       Net Proceeds from Long-term Debt                     167,885                    14,479
       Debt Issuance Costs                                   (5,409)                        -
       Members' Contributions                                81,014                    46,151
       Payable to Related Parties                             2,983                     2,207
                                                 -------------------    ----------------------
Net Cash Provided by Financing Activities                   246,473                    62,837
                                                 -------------------    ----------------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                               28,703                     1,207
Cash and Cash Equivalents - Beginning of
   Period                                                     1,669                     1,248
                                                 -------------------    ----------------------
Cash and Cash Equivalents - End of Period                 $  30,372                  $  2,455
                                                 ===================    ======================

   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (continued)

                                                   FOR THE NINE             FOR THE NINE
                                                   MONTHS ENDED             MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                           2000                     1999
                                                  -------------            -------------
                                                    (UNAUDITED)              (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash Paid for Interest, Net of Amount
   Capitalized                                       $  (15,561)              $  (798)
Non-cash Investing and Financing
   Activities:
   Increase in Construction Payables                      1,468                 4,705
   Preferred Dividends                                   21,492                     -
   Energy Service Obligation                             37,100                     -



   The accompanying notes are an integral part of these financial statements.

                          ALADDIN GAMING HOLDINGS, LLC
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Aladdin Gaming Holdings, LLC and its wholly-owned subsidiaries, Aladdin Gaming, LLC, Aladdin Capital Corp., and Aladdin Music Holdings, LLC (collectively, the "Company"). The Company commenced operations on August 18, 2000, as such, the Company was operational for forty-four days.

PRINCIPLES OF PRESENTATION

         The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 1999 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financials be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Gaming Holdings' annual financial statements except as modified for interim accounting policies. The interim condensed consolidated financial information is unaudited.

         In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission.

RECLASSIFICATION

         Certain amounts in the 1999 Condensed Consolidated Financial Statements have been reclassified to conform with the presentation for the year 2000. These reclassifications had no effect on the Company's net income.

PROMOTIONAL ALLOWANCES

         Promotional allowances represent goods and services given to customers as inducements to gamble which, if sold, would be accounted for as revenue. Examples of promotional allowances include rooms, food, beverages and entertainment. The cost of providing promotional allowances is included in costs and expenses.

REVENUES AND EXPENSES

         Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of incentive discounts to casino patrons and accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage, and other items provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The costs of such complimentaries are included in hotel, food and beverage expenses in the accompanying Condensed Consolidated Statements of Operations.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred.

         Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

           Building and Leasehold Improvements                  30 years
           Furniture and Equipment                               5 years
           Energy Service Asset                              17-20 years

2.       BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), through its wholly-owned subsidiary, Aladdin Gaming, LLC ("Gaming"), developed, constructed and began operating a new hotel and casino on August 18, 2000, the Aladdin Resort and Casino ("Aladdin"), as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Gaming evaluated its options in connection with an approximately 5-acre parcel of land which evaluation included: (a) seeking a joint venture partner and financing for a second hotel casino; or (b) selling the parcel to a third party. In October, 2000, Gaming entered into a non-binding term sheet to sell the parcel to a third party who plans on developing a 350-room five-star non-gaming hotel as well as an approximately 800,000-square-foot luxury condominium development. There can be no assurance that Gaming will reach a definitive agreement on the terms of such sale.

3.       CLASSES OF INTEREST

Gaming Holdings has Preferred Membership Interests comprised of the following:

                                                            LONDON CLUBS               SOMMER
                                                             NEVADA, INC.    ENTERPRISES, LLC        TOTAL
                                                            -------------    ----------------     --------
                                                                         (In Thousands)
Series A.............................................            $124,685                  $-     $124,685
Series CC............................................               3,363                   -        3,363
Series D.............................................              13,103                   -       13,103
Series E.............................................                   -               6,399        6,399
                                                            -------------    ----------------     --------
TOTAL................................................            $141,151              $6,399     $147,550
                                                            =============    ================     ========


         Prior to April 25, 2000, there was outstanding $30 million in the aggregate Series C Convertible Preferred Membership Interests which earned a return equal to twenty percent (20%) per annum, cumulative and compounded semi-annually from October 1, 1999. On April 25, 2000, London Clubs International, plc ("London Clubs"), through its subsidiary London Clubs Nevada, Inc. ("LCNI"), converted all of the Series C Convertible Preferred Membership Interests into fifteen percent (15%) of the Gaming Holdings Common Membership Interests. After such conversion, LCNI owns 40% of the Gaming Holdings Common Membership Interests, Sommer Enterprises owns 32% of the Gaming Holdings Common Membership Interests, Gaming Enterprises owns 25% of the Gaming Holdings Common Membership Interests and GAI owns 3% of the Gaming Holdings Common Membership Interests. The Series CC Preferred Membership Interests shall earn a return equal to twenty percent (20%) per annum, cumulative and compounded semi-annually. The Series A Preferred Membership Interests earn a return equal to twelve percent (12%) per annum, cumulative and compounded semi-annually. Pursuant to a Letter Agreement between the Sommer Trust and London Clubs, dated February 23, 2000, the Series D Preferred Membership Interests and the Series A Preferred Membership Interests shall earn a combined preferred return equal to the return earned on the Series E Preferred Membership Interests (i.e., thirty percent (30%) per annum, cumulative and compounded semi-annually). The Series E Preferred Membership Interests earn a return equal to thirty percent (30%) per annum, cumulative and compounded semi-annually. With respect to the allocation of Profits and Losses, and Distributions (including distributions in liquidation), the following is the order of priority of the Preferred Shares:
Series A Preferred Membership Interests, Series D Preferred Membership Interests, Series C Convertible Membership Interests, and Series CC Preferred Membership Interests, and collectively (pari passu) Series E and B Preferred Membership Interests.

         If cash equity contributions are made to Gaming Holdings pursuant to the Keep-Well Agreement, Series A Preferred Membership Interests, or in the case of any payment required by London Clubs to repay in part Gaming's Bank Credit Facility pursuant to Section 13 of the Keep-Well Agreement, Series B Preferred Membership Interests, shall be issued in return for such cash equity contributions. As of September 30, 2000, no Series A or Series B Preferred Membership Interests have been issued pursuant to the Keep-Well Agreement. If issued, the Series B Preferred Shares will earn a return equal to the weighted average interest costs related to Gaming's Bank Credit Facility.

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

6.       RELATED PARTY TRANSACTIONS

         Since January 1, 2000, LCNI has funded approximately $725,000 of deposits relating to the payment for certain furniture, fixtures and equipment that is leased under Gaming's operating lease facility with General Electric Capital Corporation. The deposits will be refunded directly to LCNI by the lessors and therefore such amount has not been reflected in the accompanying financial statements. As of November 9, 2000, $343,709 has been refunded directly to LCNI.

7.       COMMITMENTS AND CONTINGENCY

         In August, 2000, Gaming and Fluor Daniel, Inc. ("Fluor"), the design/builder of the Aladdin, entered into an agreement with regard to the arbitration between the parties previously reported in the Company's Form 10-K for the year ended December 31, 1999. The agreement provided as follows: (a) Gaming and Fluor cease all further action against each other set forth in the arbitration between the parties except for claims against certain of Fluor's subcontractors, which Aladdin and Fluor will jointly pursue; (b) Fluor released Gaming from any claims Fluor may have against Gaming arising prior to the settlement agreement; (c) Gaming generally released Fluor from claims Gaming may have against Fluor arising prior to the settlement agreement, while Gaming preserved (i) any claims covered under applicable warranties and (ii) certain claims against Fluor but limited Gaming's recovery to that which is recovered from either certain of Fluor's subcontractors or other third parties; (d) Fluor will provide Gaming with $8 million of enumerated work at no charge to Gaming;
(e) Gaming and Fluor reached agreement on various outstanding changes, and costs thereof, which represented a substantial reduction in the initial amounts claimed by Fluor for such work; and (f) payment by Gaming to Fluor of $11.1 million upon the opening of the Aladdin.

         Mr. Jack Sommer, the Chairman of the Gaming Holdings Board and the Gaming Board and a trustee of the Sommer Trust, and the other trustees of the Sommer Trust, were co-defendants in a legal action relating to the then existing Aladdin hotel and casino. The suit was commenced by members of the Aronow family ("Aronow Plaintiffs") in May 1995 in the Supreme Court of the State of New York, County of New York. In their complaint, the Aronow Plaintiffs alleged that Mr. Sommer and the Aronow Plaintiffs were parties to a joint venture to acquire and develop the Aladdin hotel and casino and that Mr. Sommer breached such alleged agreement when the Sommer Trust acquired an interest in the Aladdin hotel and casino in December, 1994. The Aronow Plaintiffs are seeking (among other remedies) to impress a constructive trust upon the Sommer Trust's interest in the Aladdin hotel and casino, an accounting, compensatory damages of not less than $200 million and punitive damages of not less than $500 million. On January 27, 2000, each of the Aronow Plaintiffs' claims against the trustees was dismissed. On or about October 17, 2000, the appellate court affirmed the dismissal of the Aronow Plaintiffs' claims. If this decision stands, there can be no liability as a result of the Aronow Plaintiffs' lawsuit. It is not known at this time whether the Aronow Plaintiffs will decide to attempt to reargue or decide to seek permission to appeal, or whether any reargument or appeal would be successful. As such there is no way to evaluate the likelihood of success of any appeal. An adverse decision could have a material and adverse effect on the Company.


8.       LIQUIDITY

         As of November 9, 2000, the Company had unrestricted funds of approximately $10.3 million. The estimated next twelve months of principal and interest payments pursuant to the Bank Credit Facility are as follows:

             12/29/00         Principal        $ 5.0 million
               2/1/01          Interest         11.7 million
              3/29/01         Principal          5.0 million
               5/1/01          Interest         11.3 million
              6/29/01         Principal          5.0 million
               8/1/01          Interest         11.0 million
              9/28/01         Principal          6.0 million
                                               -------------

                TOTAL                          $55.0 million
                                               =============

         Cash on hand and projected internally generated funds may not be sufficient to fund the Company's operations and future principal and interest payments on the Company's debt and the Company's planned capital improvements. The Company is seeking, to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility and the FF&E financing, additional sources of financing, if needed, through additional bank borrowing or debt or equity financing and/or contributions by London Clubs and the Sommer Trust pursuant to the Keep-Well Agreement and/or Completion Guaranty, discussed below. However, there can be no assurance that the Company will be able to secure alternative sources of financing, or if able to do so, that such financing will be sufficient to meet the Company's anticipated needs.

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, and Jack and Laura Sommer, individually, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant to the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

         AHL, Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), London Clubs and Sommer Trust have entered into the Keep-Well Agreement in favor of the Lenders under the Gaming Bank Credit Facility. The Keep-Well Agreement is the joint and several agreement of the parties to make certain quarterly cash equity contributions to the Company if the Company fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of the Company exceed $30.0 million and such obligations continue until the satisfaction of certain conditions. In exchange for such cash equity contributions, the Company will issue Series A or B Preferred Membership Interests. The Company's Operating Agreement makes provision for adjustment of the proportion of Gaming Holdings' Common Membership Interests held by the Sommer Trust and London Clubs for circumstances where the portion of payment made by either party is in excess of 25% with respect to London Clubs and 75% with respect to Sommer Enterprises. There can be no assurance that AHL, Bazaar Holdings, Sommer Trust and/or London Clubs will be able to make such cash equity contributions to the Company if required pursuant to the Keep-Well Agreement.

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

DEVELOPMENT ACTIVITIES

         Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings"), has four members, London Clubs International, plc ("London Clubs") through its indirectly wholly-owned subsidiary, London Clubs Nevada, Inc. ("LCNI") (40% of the Gaming Holdings Common Membership Interests), Sommer Enterprises, LLC ("Sommer Enterprises") (32% of the Gaming Holdings Common Membership Interests), Aladdin Gaming Enterprises, Inc. ("AGE") (25% of the Gaming Holdings Common Membership Interests) and GAI, LLC (3% of Gaming Holdings Common Membership Interests). Sommer Enterprises and AGE are controlled by Aladdin Holdings, LLC, ("AHL"), whose members are the Trust under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust") (95%) and GW Vegas, LLC, a wholly-owned subsidiary of the Trust Company of the West (5%).

         Gaming Holdings is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly-owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the 13 1/2% Senior Discount Notes ("Notes") issued by Gaming Holdings and Capital in 1998. Capital does not have any material operations or assets and does not have any revenues. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC, a Nevada limited liability company ("Aladdin Music"). Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to as "Company."

         Until August, 2000, the operations of the Company have been primarily limited to the design, development, financing and construction of the new Aladdin Resort and Casino ("Aladdin"), which opened August 18, 2000. The Aladdin is the centerpiece of an approximately 35-acre resort, casino and entertainment complex ("Complex"). The Aladdin includes a luxury-themed hotel of approximately 2,567 rooms ("Hotel"), an approximately 116,000 square foot casino ("Casino"), five restaurants and one leased restaurant which began operations on November 4, 2000. As of November 6, 2000, the Casino's main gaming area contains approximately 2,571 slot machines, 68 table games, keno and a race and sports book facility. Included on a separate level of the Casino is a 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that contains an additional 28 high denomination table games and approximately 80 high denomination slot machines. The Complex comprises: (i) the Aladdin; (ii) the themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the 7,000-seat Theater of the Performing Arts ("Theater"); and (iv) the approximately 4,800-space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Company.

         The Company has evaluated its options in connection with an approximately 5-acre parcel of land which evaluation included: (a) seeking a joint venture partner and financing for a second hotel casino; or (b) selling the parcel to a third party. In October, 2000, Gaming entered into a non-binding term sheet to sell the parcel to a third party who plans on developing a 350-room five-star non-gaming hotel as well as an approximately 800,000-square-foot luxury condominium development. There can be no assurance that Gaming will reach definitive agreement on the terms of such sale. In October, 2000, Gaming entered into a fifteen-year lease with an option to renew for an additional five years with a subsidiary of Steiner Leisure Limited ("SLL"), wherein SLL shall construct, equip and operate an approximately 32,000 square foot spa and fitness center at the Aladdin.

RESULTS OF OPERATIONS

         Until August 18, 2000, the Company was in the development stage and did not have any historical operating income as there were no operating revenues. The Company's operating expenses primarily have consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs. Due to the short operating period, there will not be a comparative discussion of prior periods included in this Form 10-Q. Historical results may not be indicative of future operating results.

THREE MONTHS ENDED SEPTEMBER 30, 2000

         The Company operated forty-four days during the third quarter of 2000 producing gross revenues of $40.6 million. Casino revenue (which includes both the main casino and The London Club at Aladdin) represented 48% of gross revenue, hotel 28%, food and beverage 21%, and entertainment and other revenue 4%. The net loss for the quarter was $40.2 million inclusive of pre-opening expenses totaling $19.2 million.

REVENUES

         The Casino revenues (inclusive of The London Club at Aladdin) of $19.4 million were derived $11.0 million from slot operations, $8.2 million from table games and $.2 million from other sources of gaming revenue. The London Club at Aladdin produced $4.0 million of casino revenues, $3.1 million from table games and $.9 million from slot operations.

         The overall table games win percentage was 15.7% for the forty-four day period while the average daily win per table game was $1,658. This trend improved during October, 2000, as the table games win percentage increased to approximately 34% and the average daily win per table game increased to approximately $5,200. The London Club at Aladdin produced table game revenue of $10.9 million while the main casino provided $4.9 million during October, 2000. The average daily slot win per unit was $90 during the forty-four day period. During October, 2000, the average daily slot win per unit decreased to $80.

         The Company has implemented programs and promotions aimed at improving slot revenues and increasing the size of its database. The slot floor layout is also in the process of being redesigned with the intention to enhance traffic flow and customer satisfaction. Management anticipates the number of slot machines to be reduced from approximately 2,800 to 2,400. At 2,800 slot machines, the Company had a substantially higher ratio of slot machines to hotel rooms than its competition.

         In an effort to capitalize on the unique gaming and dining facilities located within The London Club at Aladdin, the Company has aggressively pursued the premium customer markets both internationally and domestically. The Company offers competitive incentives to specific premium customers in their markets.

         The Company experienced hotel occupancy of 77% at an average daily rate of $130 during the forty-four day period. The Company did not book any substantial convention groups until October, 2000. In addition, the property experienced normal issues relating to the initial occupancy of the facilities. These issues were resolved during September 2000. The Company believes the occupancy and average daily rate were negatively impacted by the lack of free and independent traveler demand and the lack of booking convention room occupancy. This trend improved significantly during October, 2000, as hotel occupancy increased to 94% and the average daily rate increased to approximately $135. The Company has experienced a substantial improvement in convention occupancy and average daily rate and anticipates an improvement in the free and independent traveler demand and casino room night bookings beginning the first quarter of 2001.

OTHER FACTORS AFFECTING EARNINGS

         The Company incurred pre-opening expenses of $19.2 million during the period prior to opening the Aladdin. The Company expenses pre-opening costs as incurred.

         The Company has implemented profit enhancement programs focusing on the generation of additional revenues while improving operational efficiency. The full-time equivalent number of employees has decreased from approximately 4,500 at opening to approximately 3,500 as of November 5, 2000. There can be no assurances that the measures implemented will significantly improve the Company's results of operations.

NINE MONTHS ENDED SEPTEMBER 30, 2000

         As indicated above, the Company operated for forty-four days during the entire nine month period. Accordingly, operating revenues were the same as indicated for the three months ended and the net loss was $52.6 million, inclusive of pre-opening expenses totaling $31.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2000, approximately $356.1 million had been expended primarily on the development of the Aladdin, of which approximately $332.6 million has been expended in construction, furniture, fixtures and equipment, and capitalized interest, approximately $4.1 million in debt issuance and member equity costs, and approximately $19.4 million in pre-opening costs, net interest expense, and other current assets.

         As of November 9, 2000, the Company had unrestricted funds available of $10.3 million. The estimated next twelve months of principal and interest payments pursuant to the Bank Credit Facility are as follows:

               12/29/00         Principal         $ 5.0 million
                 2/1/01          Interest          11.7 million
                3/29/01         Principal           5.0 million
                 5/1/01          Interest          11.3 million
                6/29/01         Principal           5.0 million
                 8/1/01          Interest          11.0 million
                9/28/01         Principal           6.0 million
                                                  -------------

                  TOTAL                           $55.0 million
                                                  =============

         Cash on hand and projected internally generated funds may not be sufficient to fund the Company's operations and future principal and interest payments on the Company's debt and the Company's planned capital improvements. The Company is seeking, to the extent permitted under the Notes Indenture and the terms of the Bank Credit Facility and the FF&E financing, additional sources of financing, if needed, through additional bank borrowing or debt or equity financing and/or contributions by London Clubs and the Sommer Trust pursuant to the Keep-Well Agreement and/or the Completion Guaranty, discussed below. However, there can be no assurance that the Company will be able to secure alternative sources of financing, or if able to do so, that such financing will be sufficient to meet the Company's anticipated needs.

         London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by the Sommer Trust, and Jack and Laura Sommer, individually, have entered into a completion guaranty ("Bank Completion Guaranty") for the benefit of the Lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant to the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

         AHL, Bazaar Holdings, London Clubs and Sommer Trust have entered into the Keep-Well Agreement in favor of the Lenders under the Gaming Bank Credit Facility. The Keep-Well Agreement is the joint and several agreement of the parties to make certain quarterly cash equity contributions to the Company if the Company fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of the Company exceed $30.0 million and such obligations continue until the satisfaction of certain conditions. In exchange for such cash equity contributions, the Company will issue Series A or B Preferred Membership Interests. The Company's Operating Agreement makes provision for adjustment of the proportion of Gaming Holdings' Common Membership Interests held by the Sommer Trust and London Clubs for circumstances where the portion of payment made by either party is in excess of 25% with respect to London Clubs and 75% with respect to Sommer Enterprises. There can be no assurance that AHL, Bazaar Holdings, Sommer Trust and/or London Clubs will be able to make such cash equity contributions to the Company if required pursuant to the Keep-Well Agreement.

CERTAIN FORWARD LOOKING STATEMENTS

         Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the United States Securities and Exchange Commission (as well as information included in oral statements or other written statements made, or to be made, by the Company) contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to plans for future operations, current operating activities, other business development activities, capital spending, financing sources, the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, those relating to the current and future operations, the sources and extent of financing, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Beginning July 20, 2000, Gaming has the following interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate collar with a notional amount of $245.7 million, a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with a notional amount of $159.2 million, a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The fair market value of the Gaming's interest rate ceilings and floor caps as provided by the counterparty is a net payable of approximately $3.2 million at September 30, 2000.

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


PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         In August, 2000, Gaming and Fluor Daniel, Inc. ("Fluor"), the design/builder of the Aladdin, entered into an agreement with regard to the arbitration between the parties previously reported in the Company's Form 10-K for the year ended December 31, 1999. The agreement provided as follows: (a) Gaming and Fluor cease all further action against each other set forth in the arbitration between the parties except for claims against certain of Fluor's subcontractors, which Aladdin and Fluor will jointly pursue; (b) Fluor released Gaming from any claims Fluor may have against Gaming arising prior to the settlement agreement; (c) Gaming generally released Fluor from claims Gaming may have against Fluor arising prior to the settlement agreement, while Gaming preserved (i) any claims covered under applicable warranties and (ii) certain claims against Fluor but limited Gaming's recovery to that which is recovered from either certain of Fluor's subcontractors or other third parties; (d) Fluor will provide Gaming with $8 million of enumerated work at no charge to Gaming;
(e) Gaming and Fluor reached agreement on various outstanding changes, and costs thereof, which represented a substantial reduction in the initial amounts claimed by Fluor for such work; and (f) payment by Gaming to Fluor of $11.1 million upon the opening of the Aladdin.

         Mr. Jack Sommer, the Chairman of the Gaming Holdings Board and the Gaming Board and a trustee of the Sommer Trust, and the other trustees of the Sommer Trust, are co-defendants in a legal action relating to the then existing Aladdin hotel and casino. The suit was commenced by members of the Aronow family ("Aronow Plaintiffs") in May 1995 in the Supreme Court of the State of New York, County of New York. In their complaint, the Aronow Plaintiffs alleged that Mr. Sommer and the Aronow Plaintiffs were parties to a joint venture to acquire and develop the Aladdin hotel and casino and that Mr. Sommer breached such alleged agreement when the Sommer Trust acquired an interest in the Aladdin hotel and casino in December, 1994. The Aronow Plaintiffs are seeking (among other remedies) to impress a constructive trust upon the Sommer Trust's interest in the Aladdin hotel and casino, an accounting, compensatory damages of not less than $200 million and punitive damages of not less than $500 million. On January 27, 2000, each of the Aronow Plaintiffs' claims against the trustees was dismissed. On or about October 17, 2000, the appellate court affirmed the dismissal of the Aronow Plaintiffs' claims. If this decision stands, there can be no liability as a result of the Aronow Plaintiffs' lawsuit. It is not known at this time whether the Aronow Plaintiffs will decide to attempt to reargue or decide to seek permission to appeal, or whether any reargument or appeal would be successful. As such there is no way to evaluate the likelihood of success of any appeal. An adverse decision could have a material and adverse affect on the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.01 Amendment No. 3 to the Employment Agreement of Jose Rueda, dated August 31, 2000
                  27.01    Financial Data Schedule


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                             ALADDIN GAMING HOLDINGS, LLC


November 14, 2000            By:   /s/ RICHARD J. GOEGLEIN
                                   ---------------------------------------------
                                   Richard J. Goeglein, President and Chief
                                   Executive Officer


November 14, 2000            By:   /s/ THOMAS A. LETTERO
                                   ---------------------------------------------
                                   Thomas A. Lettero, Senior Vice President and
                                   Chief Financial Officer





                             ALADDIN CAPITAL CORP.


November 14, 2000            By:   /s/ RICHARD J. GOEGLEIN
                                   ---------------------------------------------
                                   Richard J. Goeglein, Chief Executive Officer


November 14, 2000            By:   /s/ THOMAS A. LETTERO
                                   ---------------------------------------------
                                   Thomas A. Lettero, Senior Vice President and
                                   Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT NO.    DESCRIPTION                                           PAGE NO.
  -----------    -----------
     10.01       Amendment No. 3 to the Employment Agreement of
                 Jose Rueda, dated August 31, 2000

     27.01       Financial Data Schedule