Form 10-K
period 2000-12-31
ALADDIN GAMING HOLDING LLC
filed 2001-04-02
CIK 1059127

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 2000

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from to
          Commission file number 333-49717 and 333-49717-01

                          ALADDIN GAMING HOLDINGS, LLC

             (Exact name of registrant as specified in its charter)

                       Nevada                                                88-0379607
           (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
           incorporation or organization)

  3667 Las Vegas Boulevard South, Las Vegas, Nevada                             89109
      (Address of principal executive offices)                               (Zip Code)

                                 (702) 785-5555
              (Registrant's telephone number, including area code)

                             ALADDIN CAPITAL CORP.

             (Exact name of registrant as specified in its charter)

                       Nevada                                                88-0379606
           (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
           incorporation or organization)

  3667 Las Vegas Boulevard South, Las Vegas, Nevada                             89109
      (Address of principal executive offices)                               (Zip Code)

                                 (702) 785-5555
              (Registrant's telephone number, including area code)

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

    Indicate the number of shares outstanding of each of the registrants' classes of common stock as of March 16, 2001: Aladdin Gaming Holdings, LLC: Not applicable; Aladdin Capital Corp.: 2,500 shares of common stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Not applicable.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings") is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and has no revenues.

    Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust"), which holds a 95% interest in AHL, and GW Vegas, LLC, a Nevada limited liability company, a wholly owned subsidiary of the Trust Company of the West, which holds a 5% interest in AHL.

    As of December 31, 2000, Gaming Holdings common membership interests ("Holdings Common Membership Interests") were held 39.953125% by London Clubs Nevada Inc ("LCNI"), a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

    Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to herein as "Company."

NARRATIVE DESCRIPTION OF BUSINESS

    ALADDIN. The operations of the Company have been primarily limited to the design, development, construction and, as of August 18, 2000, the operation of a new Aladdin Resort & Casino ("Aladdin"). The Aladdin is the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located at the center of Las Vegas Boulevard ("Las Vegas Strip").

    The Aladdin includes a hotel which has 2,567 rooms ("Hotel"), comprised of deluxe guestrooms, resort guestrooms, suites, luxury rooms and mega suites. In addition, the Hotel provides an outdoor swimming pool complex and will contain an approximately 32,000 square foot spa, which is currently being constructed, and will be operated, by a subsidiary of Steiner Leisure Limited pursuant to a fifteen year lease with an option to renew for an additional five years. Construction of the spa is expected to be completed in the Fourth Quarter, 2001.

    The Aladdin has six restaurants, one of which is leased to an unrelated third party, which together offer a wide range of dining selections. Food service facilities at the Aladdin include a buffet, P.F. Chang's, a contemporary Asian restaurant, and a 24-hour casual dining facility. Additionally, on the main casino floor, Aladdin operates a Starbucks Coffee franchise, subject to a license agreement with Starbucks Corporation. The Aladdin's mezzanine level offers views of the main casino floor and the Las Vegas Strip and features an Italian restaurant, a steakhouse, and a fine dining restaurant located within The London Club at Aladdin.

    The Aladdin's casino ("Casino") main gaming area contains approximately 2,300 slot machines, 68 table games, keno and a race and sports book facility. Included on a separate level of the Casino is an approximately 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that contains approximately 30 high denomination table games and approximately 85 high denomination slot machines. See "London Clubs."

    The Aladdin also includes on the mezzanine level of the main building over 90,000 square feet of convention, conference, trade show and reception facilities, including a 37,000-square foot main ballroom, 12,000 square feet of pre-function space and 41,000 square feet of breakout space in 15 separate rooms.

    THE COMPLEX. The Complex, which has been designed to promote casino traffic and to provide customers with a wide variety of entertainment alternatives, is comprised of: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the renovated 7,000 seat Theater for the Performing Arts ("Theater"); and (iv) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Sommer Trust.

    The Aladdin has space designated on the mezzanine level for a 1,200-seat production showroom. The Company has been in negotiations with a third party to lease the space, build out the theater and operate and manage the showroom and an associated nightclub. There can be no assurances that the Company will reach a definitive agreement for the development and operation of such space.

    The Company has evaluated its options in connection with an approximately 5-acre parcel of land, which the Company owns adjacent to the Complex, which options included: (a) seeking a joint venture partner and financing for a second hotel casino; or (b) selling the parcel to a third party. On March 13, 2001, Gaming entered into a non-binding agreement in principle to sell the parcel to an unrelated third party, which sale proceeds would be used to reduce Gaming's indebtedness under the Bank Credit Facility. There can be no assurances that Gaming and the third party can reach a definitive purchase and sale agreement for the parcel.

    The theming of the Aladdin and the Desert Passage has been designed to create an environment based upon the Legends of the 1001 Arabian Nights, including the tales of Aladdin, Ali Baba and the 40 Thieves, Sinbad and other legendary stories woven around ancient wealth and wonders. The Aladdin theme is crafted through the interior and exterior architecture of the Complex. The Aladdin's exterior is a highly articulated streetscape and exterior facade that evokes the Legends of the 1001 Arabian Nights. The interior of the Aladdin utilizes rich colors, textures and design, enhancing the fantasy of a mystical, romantic time and place. A significant feature of the Desert Passage is the themed area known as the "Lost City," which is a re-creation of an ancient mystical mountain city and houses a variety of specialty shops and restaurants underneath a 85-foot high ceiling.

    DESERT PASSAGE. Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is owned 99% by an affiliate of the Sommer Trust, and TrizecHahn Bazaar
Centers, Inc. ("THB"), a subsidiary of TrizecHahn Centers, Inc. ("TrizecHahn"), have entered into a joint venture agreement and formed Aladdin Bazaar, LLC ("Bazaar") to develop, construct, own and operate the Desert Passage. The Desert Passage contains approximately 496,000 square feet of retail space, including an array of high-fashion specialty stores, exotic boutiques, theme restaurants, cafes, and other entertainment offerings. The Desert Passage is directly connected to the Casino and began operations on August 17, 2000.

    LONDON CLUBS. London Clubs, a multi-national casino operator, owns through LCNI approximately 40% of the outstanding Holdings Common Membership Interests, and various preferred interests of Gaming Holdings. The Sommer Trust and its affiliates agreed that they will cause Sommer Enterprises and Gaming Enterprises to vote their Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings.

    London Clubs has extensive experience in the international marketing of casinos to premium players and maintains a strong presence in the United Kingdom and the Middle East. In addition to its equity ownership of Gaming Holdings, London Clubs, through its subsidiary LCNI, acts as marketing consultant to The London Club at Aladdin, the luxurious 30,000 square foot area, which includes 15,000 square feet of gaming area, located on the mezzanine level of the Casino and caters to the needs of the premium-play guest. The Company believes that The London Club at Aladdin is the first of its kind in the United States which is based on the European concept of luxurious, full service gaming areas for premium players. The London Club at Aladdin Hotel guests are escorted through a private entrance to a dedicated registration lobby and then taken via a private elevator to the Hotel's premium suites. Once there, the 24-hour butler and concierge cater to The London Club at Aladdin guest. In the elegantly appointed The London Club at Aladdin, the customer may dine in the 100-seat exclusive restaurant, which offers fine cuisine from around the world.

    London Clubs operates six casinos in London, one near Johannesburg, South Africa, two in Egypt and one in Lebanon. In addition, London Clubs has two new casinos in the course of development in the United Kingdom and a further casino development in Freeport, Grand Bahamas. Each of London Clubs' casinos offers its own individual style, but with comparable internationally recognized standards of service.

    London Clubs has established substantial goodwill and customer loyalty from high-end customers in the United Kingdom, Europe, Asia and the Middle East. In addition, London Clubs is an experienced service provider to high-end gaming customers and brings a wealth of knowledge to the Aladdin in building and maintaining relationships with and customer loyalty from such clientele. London Clubs also provides the Company with superb promotional opportunities, not only by word of mouth through its network of contacts, but also through international sporting sponsorships and its international print publications, which are distributed to members worldwide utilizing London Clubs' substantial database of premium clientele.

STRATEGY

    As a result of the Aladdin's initial financial performance from its opening and during the Fourth Quarter of 2000, which performance did not achieve the Company's expectations, the Company undertook a review of the operating strategy for its slot, hotel and marketing efforts.

    The Casino's slot operations were restructured by improving the slot product quality, reconfiguring of the slot floor layout, developing a "mid-limit" slot room and lounge and aggressively competing in the video poker market. These efforts were made all with a goal to compete aggressively in the Las Vegas Strip slot market as well as to maximize slot revenue.

    The Company further examined its Hotel customer mix from the opening of the Aladdin and determined that, on a annual basis, it would target the Hotel's occupancy with 25% casino customers, 25% convention groups, 25% leisure travelers and 25% "free and independent" travelers. The Company believes that such hotel customer mix should maximize utilization of the Hotel consistent with the goal of maximization of profitability.

    Lastly, the Company has reviewed its marketing efforts and has recently hired several new executives to focus the Aladdin's advertising/marketing and the Casino marketing in particular. For the Aladdin, the strategy is to market the Aladdin as a hip, fun, new, must-see property and to bolster the Aladdin's presence for those visitors already in Las Vegas. The Casino marketing efforts will center around expansion of the casino customer data base, the utilization of such data base and the development of casino events tailored to increase Casino customer visitation.

CONSTRUCTION BUDGET AND SCHEDULE

    The development of the Aladdin commenced during the first quarter of 1998 and the Aladdin opened to the public on August 18, 2000. The Company is currently auditing the various construction contracts and finalizing payments to the contractors. The total construction and pre-opening budget for the Aladdin was $1.02 billion.

    As of March 15, 2001, there were approximately 475 mechanic's liens recorded against the Complex totaling approximately $68.8 million of which amount approximately 400 mechanic's liens totaling approximately $35.8 million related to the Desert Passage. Pursuant to the agreements between Gaming and Bazaar, Bazaar indemnifies Gaming for such liens and has an obligation to cause such liens to be removed or released and discharged. The Company has put Bazaar on notice of these obligations. As to the liens related to the Aladdin, the Company (from the remaining proceeds of the Bank Credit Facility) and Fluor Daniel, the Design/Builder of the Aladdin, are finalizing payments to those contractors to which there is no dispute on the amount owed, which will result in a material reduction of the Aladdin-related liens. As to the Aladdin-related liens that will remain after such payments, the Company believes that these liens and claims are, in general, disputed by Gaming, unsubstantiated, without merit, overstated and/or duplicative.

COMPETITION

    The hotel casino industry is highly competitive. Hotel casinos located on or near the Las Vegas Strip ("Strip Hotels") compete with other Strip Hotels and with other major hotel casinos in downtown Las Vegas. Aladdin competes with a large number of hotel casinos in the Las Vegas area, with many of the competitors being subsidiaries or divisions of large public companies that may have greater financial or other resources than the Company; however, no major expansions on the Las Vegas Strip have commenced or are expected to commence within the next twelve months.

    Competitors of the Aladdin include themed resorts on the Las Vegas Strip such as Bellagio, Mandalay Bay Resort, Mirage, Caesars Palace, Treasure Island Hotel and Casino, Bally's Casino Resort, Monte Carlo Resort & Casino, Luxor Hotel and Casino, Paris Casino Resort and Venetian Hotel Casino. Several other Las Vegas resort casinos have announced future expansions or new hotel casinos.

    The hotel casino operations of the Company also compete, to some extent, with other hotel casino facilities in Nevada, Atlantic City and worldwide and with the state lotteries. In addition, certain states have recently legalized, and others may or are likely to legalize, casino gaming in specific areas. The passage of the Indian Gaming Regulatory Act in 1988 has led to increases in American Indian gaming operations. The Company expects many competitors to enter such new jurisdictions that authorize gaming. Some of these competitors may have greater financial and other resources than the Company. The Company believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, from which the Company attracts customers, could have an adverse effect on the Las Vegas market. Such proliferation of gaming activities could significantly and adversely affect the business of the Company.

    The Desert Passage competes with retail malls in or near Las Vegas, including the Fashion Show Mall, the Forum Shops at Caesars Palace, the Canal Shoppes at the Venetian Hotel Casino and retailers in theme-oriented resorts, all of which may attract consumers away from the Desert Passage and the Complex.

EMPLOYEES

    As of March 12, 2001, the Company had approximately 3,100 full-time equivalent employees.

SERVICE MARKS

    The Company owns four federally registered trademarks utilizing "Aladdin" for use in connection with casinos and casino entertainment services and hotel and restaurant services (collectively, "Marks") and has various other trademark applications pending. The Company has filed the appropriate documentation with the United States Patent and Trademark Office to ensure the validity of its Marks through the period of time the Aladdin is under construction. A lien on the Marks was granted to the Bank Lenders on February 26, 1998.

REGULATION AND LICENSING

    The ownership and operation of casino gaming facilities in the state of Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations (collectively, "Gaming Approvals"). The operation of the Casino by the Company are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

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

    As operator and manager of the Aladdin, the Company conducts nonrestricted gaming operations at the Casino and is licensed by the Nevada Gaming Authorities. A nonrestricted gaming license permits the holder to operate sixteen or more slot machines, or any number of slot machines with at least one table game. The gaming license requires the periodic payment of fees and is not be transferable. No person is able to become a member of, or receive any percentage of the profits of, the Company without first obtaining Gaming Approvals. In connection with the registration and licensing of Gaming Holdings as a holding company and a member, each direct and indirect owner of Gaming Holdings, including, but not limited to, Gaming Enterprises, London Clubs, LCNI, London Clubs Holdings, Ltd. (a wholly-owned subsidiary of London Clubs and the holding company for LCNI), AHL, the Sommer Trust, Sommer Enterprises, GAI and their respective owners (collectively, "Aladdin Owners") obtained from the Nevada Gaming Authorities the applicable Gaming Approvals. Capital is subject to being called forward for a finding of suitability as a co-issuer of the Notes in the discretion of the Nevada Gaming Authorities.

    Gaming Holdings is a "publicly traded corporation" as that term is defined in the Nevada Act. If the Company issues an initial public offering of equity it will also become a "publicly traded corporation" ("IPO Entity") as that term is defined in the Nevada Act. In order for a company that is a publicly traded corporation to receive a gaming license, the Nevada Commission must exempt the company from a regulatory provision in the Nevada Act which makes publicly traded corporations ineligible to apply for or hold a gaming license. However, the Nevada Commission has exempted companies from this provision in the past and has granted gaming licenses to publicly traded corporations. If the Company becomes an IPO Entity, the Company intends to apply for an exemption from this eligibility requirement ("Exemption"). In connection with licensing and receipt of the Exemption, Gaming Holdings, London Clubs, Enterprises and the Company will each also be required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Company"). The following regulatory requirements will be applicable to the Company, Gaming Holdings and the Aladdin owners (collectively, "Aladdin Owners").

    As a Registered Company and an entity licensed by the Nevada Gaming Authorities ("Company Licensee"), the Company is required to periodically submit detailed financial information and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a member of, or receive any percentage of profits from, a Company Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities.

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

    The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company will be required to be reported to or approved by the Nevada Commission.

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

    Under new provisions of the Nevada Act and under certain circumstances, an "institutional investor" as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirement if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include:
(i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity's management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

    In connection with the original registration and licensing of Gaming Holdings and the Company, London Clubs was also registered as a "publicly traded corporation" and became a Registered Company. On March 22, 2001, the Nevada Commission granted London Clubs prior approval to make public offerings for a period of two (2) years, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

CERTAIN FACTORS

    In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could impact the Company and its operations and financial condition.

    LIQUIDITY AND CAPITAL RESOURCES. The Company estimates that cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all of the Company's principal and interest payments on its debt during 2001. Therefore, the Company will continue to rely on cash equity contributions from the Sommer Trust and London Clubs. There can be no assurances that such cash equity contributions will be made, or if made, will be sufficient to fund all the Company's principal and interest payments on its debt. To the extent that this source of liquidity is insufficient, the Company will have to seek other forms of capital, which may include, incurring additional indebtedness, to the extent permitted under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. However, there can be no assurances that such sources of liquidity will be available to the Company, or if available, will be sufficient to address the Company's liquidity and capital resource needs.

    FUTURE COMPLIANCE WITH DEBT COVENANTS. Pursuant to Gaming's credit facilities, it must maintain on a quarterly basis certain financial covenants. Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, Gaming estimates that, based on its results year-to-date, it may not be in compliance with the financial covenant levels contained in Gaming's credit facilities for the quarter ended June 30, 2001. Failure to achieve such financial covenant levels will constitute defaults under the credit facilities. While the Company has commenced discussions with the lenders regarding further revisions to Gaming's financial covenant levels, there can be no assurances that such discussions will result in reducing the financial covenants to achievable levels.

    LIENS. Currently there are numerous liens filed on the Aladdin parcel, which liens relate to both the construction of the Aladdin and the Desert Passage. The Company and Fluor Daniel, the design/builder of the Aladdin, are currently finalizing payments to those contractors who worked on the Aladdin to which there is no dispute on the amounts owed. With such payments, the Company expects that any remaining liens that are related to the Aladdin are, in general, disputed by Gaming, unsubstantiated, without merit, overstated and/or duplicative. As to the liens on the Desert Passage, the Company has been advised that Bazaar and/or its tenants, as applicable, are having such liens removed, discharged and/or bonded. However, in the interim, such liens remain on Gaming's land parcel, which provides certain statutory remedies to the lien holder, including seeking a foreclosure action.

    COMPETITION. The hotel casino industry is highly competitive and many of the Company's competitors are larger than the Company and have greater resources. Further, as California, especially Southern California, is a major market for the Company's customers, expansion of casino gaming in California will be competitive with the Aladdin and may have an adverse impact on the Company's results.

    ECONOMIC UNCERTAINTY. With the recent decline in the United States stock market and the slow down in the United States economy, there is increasing concern that, if these trends continue, they will adversely impact consumer spending, especially in the leisure and gaming industry. To the extent that the economy does continue to slow down, the Company's operating results may be adversely effected. The current issues regarding electricity supply and cost thereof, especially in California, may also undermine consumer confidence in spending money on discretionary activities, such as leisure and gaming. To the extent such occur, the Company's operating results may be adversely effected.

ITEM 2. PROPERTIES.

    The Company owns approximately 21.8 acres of land in Las Vegas, Nevada upon which the Aladdin and the Complex's central utility plant are located as well as two adjacent vacant parcels. Of such land, 6.2 acres is subject to a lease to Northwind Aladdin, LLC, an unrelated entity that is the owner and operator of the central utility plant for the Complex.

    The Company has evaluated its options in connection with an approximately 5-acre parcel of land, which the Company owns adjacent to the Complex, which options included: (a) seeking a joint venture partner and financing for a second hotel casino; or (b) selling the parcel to a third party. On March 13, 2001, Gaming entered into a non-binding agreement in principle to sell the parcel to an unrelated third party, which sale proceeds would be used to reduce Gaming's indebtedness under the Bank Credit Facility. There can be no assurances that Gaming and the third party can reach a definitive purchase and sale agreement for the parcel.

ITEM 3. LEGAL PROCEEDINGS.

    In December, 2000, Bazaar initiated an arbitration against Gaming alleging various defaults by Gaming under the respective agreements between the parties and seeking damages in excess of $10 million. Gaming has responded to the allegations and asserted its own claims against Bazaar and seeks damages in an amount to be determined. Gaming will continue to vigorously pursue these matters and believes that the liability, if any, is minimal. There can be no assurance about the outcome of these matters.

    In December, 2000, Korte-Bellew & Associates, the contractor who renovated the Theater ("KBA"), initiated in Nevada State District Court an action seeking foreclosure on its mechanic's lien and payment of approximately $7.5 million. The District Court action has been stayed pending arbitration as required by the contract between Gaming and KBA. While there can be no assurances, Gaming does not believe that it owes any remaining moneys to KBA and believes that Gaming has further causes of action challenging the validity of KBA's mechanic's lien.

    Mr. Jack Sommer, the Chairman of the Gaming Holdings Board and the Gaming Board and a trustee of the Sommer Trust, and the other trustees of the Sommer Trust, were named co-defendants in a legal action relating to the then existing Aladdin hotel and casino. The suit was commenced by members of the Aronow family ("Aronow Plaintiffs") in May 1995 in the Supreme Court of the State of New York, County of New York. In their complaint, the Aronow Plaintiffs alleged that Mr. Sommer and the Aronow Plaintiffs were parties to a joint venture to acquire and develop the Aladdin hotel and casino and that Mr. Sommer breached such alleged agreement when the Sommer Trust acquired an interest in the Aladdin hotel and casino in December, 1994. The Aronow Plaintiffs sought (among other remedies) to impress a constructive trust upon the Sommer Trust's interest in the Aladdin hotel and casino, an accounting, compensatory damages of not less than $200 million and punitive damages of not less than $500 million.

    On January 27, 2000, each of the Aronow Plaintiffs' claims against the trustees was dismissed. On October 17, 2000, the Appellate Division, First Judicial District, affirmed the dismissal of the Aronow Plaintiffs' Complaint. On January 16, 2001, the New York Court of Appeals denied the Aronow Plaintiffs' Motion for Leave to Appeal to the Court of Appeals as against Jack Sommer as Trustee of the Sommer Trust and as against the other Trustees of the Sommer Trust. The Court of Appeals also dismissed the Aronow Plaintiffs' Motion for Leave to Appeal to the Court of Appeals as against Jack Sommer individually on the ground that the order sought to be appealed from did not finally determine an action within the meaning of the New York State constitution. It is not known at this time whether the Aronow Plaintiffs will attempt to reargue, or file a petition for certiorari in the United States Supreme Court, with respect to the Court of Appeals decision. It also is not known at this time whether the Aronow Plaintiffs will at some future date renew their motion for leave to appeal to the Court of Appeals as against Jack Sommer individually. As such, there is no way to evaluate the success of any appeal or motion for reargument. Any adverse decision could have a material and adverse effect on the Company. If the decision of the Appellate Division stands, there can be no liability as a result of the Aronow Plaintiffs' lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's membership interests have not been registered under the Securities Act of 1933 nor under Section 12 of the Securities Exchange Act of 1934. There is no established trading market for the common membership interests of Gaming Holdings and the Company is not aware of any bid quotations for the common membership interests of Gaming Holdings.

    As of March 15, 2001, there were five holders of the common membership interests of Gaming Holdings and in addition there is one individual who has the right to acquire beneficial ownership of common membership interests of Gaming Holdings. See "Security Ownership of Certain Beneficial Owners."

    Since inception the Company has not paid any dividends on its equity. The Company's current long-term debt arrangements restrict, subject to certain exceptions, the payment of dividends on the Company's equity. See Exhibit 10.7 to this Form 10-K for additional information on the covenants, conditions and restrictions on the Company under the Bank Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA.

    The historical selected financial data set forth below should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2000, 1999, and 1998, and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from and are elsewhere in this Form 10-K. Due to the brief operating history, comparisons between periods may not be relevant and the historical results may not be indicative of the results of operations to be expected in the future.

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Gross revenues..............................................   $ 136,959         None         None
Promotional Allowances......................................     (12,664)        None         None
Net revenues................................................     124,295         None         None
Operating expenses..........................................    (166,559)        None         None
Operating income (loss).....................................     (42,264)        None         None
Interest income (expense), net..............................     (33,965)    $(14,377)    $(17,731)
Net loss....................................................   $ (76,229)    $(26,112)    $(42,468)
Other Data:
Capital expenditures........................................   $ 337,784     $217,934     $ 74,669
Cash dividends per common membership interest...............        None         None         None

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets................................................  $772,852   $468,700   $402,761
Long-term debt (including current maturities)...............  $673,945   $415,426   $392,475
Members' equity.............................................  $ 32,021   $ 27,236   $(13,860)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the various other reports which have been previously filed with the United States Securities and Exchange Commission ("SEC"), which may be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, N.W., Washington, D.C. 20549 or accessed at the SEC internet site address: http://www.sec.gov.

DEVELOPMENT ACTIVITIES

    Until August 18, 2000, the operations of the Company were limited to constructing and developing, and applying for the appropriate gaming licenses for, the Aladdin.

RESULTS OF OPERATIONS

    Until August 18, 2000, the Company was in the development stage and did not have any historical operating income as there was no operating revenues. The Company's operating expenses primarily have consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs. Due to the short operating period, there will not be a comparative discussion of prior periods included in this Form 10-K. Historical results may not be indicative of future operating results.

    The Company operated the Aladdin 136 days during the calendar year 2000, producing gross revenues of $137.0 million. Casino revenue represented 52% of gross revenue, hotel 27% of gross revenue, food and beverage 18% of gross revenue, and entertainment and other revenue 3% of gross revenue. The net loss for the year was $76.2 million, inclusive of pre-opening expenses totaling $28.9 million.

REVENUES

    The Casino revenues (inclusive of The London Club at Aladdin) of
$70.5 million were derived $33.0 million from slot operations, $36.9 million from table games and $.6 million from other sources of gaming revenue. The London Club at Aladdin produced $21.5 million of Casino revenues, $19.5 million from table games and $2.0 million from slot operations.

    The overall table games gross win percentage was approximately 21% for the 136 day operating period while the average daily win per table game was $3,099. The Company expects the normal gross win percentage to be approximately 17.5% for table games. The table games gross win percentage has decreased during the First Quarter of 2001 to approximately 14.8%. The average daily net win per slot machine was approximately $92 during the period.

    The Company experienced hotel occupancy of 86% at an average daily rate of $129 during the 136 day operating period. The Company did not book any substantial convention groups until October, 2000. In addition, the Aladdin experienced normal issues relating to the initial occupancy of the facilities. These issues were resolved during September, 2000. The Company believes the occupancy and average daily rate were negatively impacted by the lack of free and independent traveler demand and the lack of booking of convention room occupancy during the period.

    During the First Quarter 2001, the Company completed organizational changes to its marketing and advertising functions. The Company has repositioned its advertising to market the Aladdin as a hip, fun, new, must-see property. With these new advertising and promotional campaigns, reservation call volume increased approximately 37% beginning mid-February 2001 and Hotel occupancy increased from 78.7% and 90.1% during January and February, 2001, respectively, to approximately 99% during March, 2001. This trend in occupancy is expected to continue into April, 2001, which is estimated to achieve occupancy in excess of 95%.

    The Company also hired two new Casino marketing executives during March, 2001, who have been focused on slot and table games marketing. Casino marketing efforts have been focused on enhancing the data base, implementing an aggressive direct mail program and increasing the number of special events and promotions. The Company estimates the new programs will begin to improve Casino revenues during the Second Quarter 2001. There can be no assurances that such improvement will be significant or that other negative factors could arise offsetting such improvement.

    During February, 2001, the Company completed the redesign and layout of the slot gaming floor. The number of slot machines was reduced from 2,800 to approximately 2,300. The slot floor reconfiguration was intended to improve the overall competitiveness of the slot product and enhance traffic flow through the Casino. A "mid-limit" slot room and lounge in the main Casino was completed, as well as enhancement to the slot product in The London Club at Aladdin. The average daily net win per slot machine was $66, $78 and $97 (estimated) for January, February and March 2001, respectively.

OTHER FACTORS AFFECTING EARNINGS

    The Company incurred pre-opening expenses of $28.9 million during the period prior to opening the Aladdin. The Company expenses pre-opening costs as incurred.

    The Company has written-off $2.6 million of project development costs and expenses related to the originally contemplated second hotel casino project that was to be adjacent to the Complex. Such costs and expenses were determined to be related to services that will be of little or no future value.

    The Company has implemented costs savings and labor efficiency programs throughout all the operations. The full-time equivalent number of employees has decreased from approximately 4,500 at the opening of the Aladdin to approximately 3,100 as of March 12, 2001. There can be no assurances that the measures implemented will significantly improve the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    In connection with the development of the Aladdin, Gaming entered into a $410 million (which was subsequently reduced to $403.7 million) bank credit facility ("Bank Credit Facility") with various lenders and The Bank of Nova Scotia, as Administrative Agent, and an $80 million furniture, fixture and equipment financing with General Electric Capital Corporation ("FF&E Facility").

    From January 1, 2000 to March 30, 2001, the Company received a total of approximately $148.0 million in capital and debt infusions as follows:
(a) $81.0 million in payments pursuant to the Bank Completion Guaranty, which was funded by London Clubs during 2000; (b) in July, 2000, the Bank Credit Facility was increased by $50 million, with the addition of a new "Term D Loan," which increased the Bank Credit Facility to $453.7 million, which funds were used for construction and pre-opening expenses; (c) in December, 2000, a $5 million increase was made to the Term A Loan of the Bank Credit Facility, which increased the Bank Credit Facility to $458.7 million, which funds were utilized by Gaming for working capital; (d) in January, 2001, a $5 million advanced payment under the Keep-Well Agreement, which was funded by London Clubs; and (e) on March 30, 2001, the Sommer Trust funded an additional
$7 million pursuant to the Keep-Well Agreement to satisfy the Sponsors' obligations under the Keep-Well Agreement for the fiscal period ended
December 31, 2000.

    On March 30, 2001, Gaming and the various lenders under the Bank Credit Facility amended the Bank Credit Facility. This amendment provided: (a) a waiver of Gaming's compliance with the total debt to EBITDA ratio, the interest coverage ratio and the EBITDA covenants required pursuant to the Bank Credit Facility for the fiscal quarters ending on or prior to March 31, 2001; (b) a waiver until August 18, 2001, of the requirement to fund the FF&E reserve, provided that Gaming cannot make certain restricted payments until the FF&E reserve is funded as otherwise required by the Bank Credit Facility; (c) a waiver of the default that otherwise would have occurred as a result of a "going concern" qualification to the Company's auditor's report in respect of the Company's financial statements for the fiscal year ended December 31, 2000;
(d) amendments to certain of Gaming's financial covenants. The foregoing is qualified in its entirety by the "Sixth Amendment to Credit Agreement," dated March 30, 2001. There can be no assurances that Gaming can comply with the revised financial covenant levels. Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, as defined below, Gaming estimates that, based on its results year-to-date, it may not be in compliance with the revised financial covenant levels for the quarter ended June 30, 2001. Corresponding amendments and waivers have been made to the FF&E Facility.

    London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is indirectly owned 99% by the Sommer Trust, are guarantors under a completion guaranty ("Bank Completion Guaranty") for the benefit of the lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. As of March 16, 2001, the Aladdin has not achieved "final completion" within the meaning of the Bank Completion Guaranty, the occurrence of which would cause the Bank Completion Guaranty to terminate. In July, 2000, Jack Sommer, the Company's Chairman of the Board, and his spouse, Laura Sommer, each became a party to the Bank Completion Guaranty. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant to the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not entitled to the benefit of the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Sponsors and The Bank of Nova Scotia amended the definition of "Keep-Well Termination Date" on March 30, 2001. The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's EBITDA from August 18, 2000, to December 31, 2000, approximately $12 million was due from the Sponsors under the Keep-Well Agreement ("Fourth Quarter 2000 Keep-Well Payment"). In January, 2001, London Clubs made an advance payment of $5 million against the Fourth Quarter 2000 Keep-Well Payment. The Sommer Trust paid the balance of the Fourth Quarter 2000 Keep-Well Payment on March 30, 2001. There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement.

    During the twelve months ended December 31, 2000, approximately
$360.2 million had been expended primarily on the development of the Aladdin, of which approximately $337.8 million had been expended in construction, furniture, fixtures and equipment, and capitalized interest, approximately $5.7 million in debt issuance and member equity costs, and approximately $16.7 million in pre-opening costs, net interest expense, and other current assets.

    As of March 22, 2001, the Company had unrestricted funds available of approximately $13.4 million. The estimated principal and interest payments pursuant to the Bank Credit Facility for the next twelve months are as follows:

  DUE DATE                                        FORM                              AMOUNT
  --------                                        ----                              ------
         3/30/01                               Principal                          $4.8 million
         3/30/01                               Interest                           $0.2 million
          5/1/01                               Interest                          $11.3 million
         6/29/01                               Principal                          $4.8 million
         6/29/01                               Interest                           $0.1 million
          8/1/01                               Interest                           $9.7 million
         9/28/01                               Principal                          $5.8 million
         9/28/01                               Interest                           $0.1 million
         11/1/01                               Interest                           $9.6 million
        12/31/01                               Principal                          $5.8 million
        12/31/01                               Interest                           $0.1 million
          2/1/02                               Interest                           $9.5 million
                                                                                 -------------
  TOTAL ........                                                                 $61.8 million
                                                                                 =============

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

  DUE DATE                                      FORM                             AMOUNT
  --------                                      ----                             ------
  6/1/01                                     Principal                         $.65 million
  6/1/01                                   Lease Payment                      $3.35 million
  6/1/01                                     Interest                          $.47 million
  9/3/01                                     Principal                         $.65 million
  9/3/01                                   Lease Payment                      $3.33 million
  9/3/01                                     Interest                          $.45 million
  12/1/01                                    Principal                         $.70 million
  12/1/01                                  Lease Payment                      $3.32 million
  12/1/01                                    Interest                          $.43 million
  3/1/02                                     Principal                         $.70 million
  3/1/02                                   Lease Payment                      $3.31 million
  3/1/02                                     Interest                          $.41 million
                                                                             --------------
  TOTAL ........                                                             $17.77 million
                                                                             ==============

    The Company estimates that cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all the principal and interest payments on the Company's debt during 2001. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which may include incurring additional indebtedness, to the extent permitted under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. In order for the Company to fund all the principal and interest payments, the Company will continue to rely on payments by the Sponsors pursuant to the Keep-Well Agreement. However, there can be no assurances that the Company or the Sponsors will be able to improve the Company's current liquidity or that the Sponsors will continue to perform pursuant to the Keep-Well Agreement. In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company will be able to continue as a going concern.

MARKET RISK

    Beginning July 20, 2000, Gaming has the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million ($237.1 million at December 31, 2000), a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million ($158.4 million at December 31, 2000), a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-month LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The fair market value of Gaming's interest rate derivative financial instruments as provided by the counterparty, is a net payable of approximately $10.7 million at December 31, 2000 which is not included in the Company's consolidated financial statements.

    The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of Gaming. The amounts exchanged are based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

    Neither Gaming nor the counterparty, which is a prominent financial institution, is required to collateralize their respective obligations under these swaps. Gaming is exposed to loss if the counterparty defaults. However, the Company considers the risk of non-performance to be minimal as the counterparty is a member of the Bank Credit Facility.

    Gaming has a credit facility with various financial institutions which consists of four separate term loans. Gaming pays interest on each term loan at LIBOR plus between 150 and 300 basis points. Gaming has entered into the collar instruments discussed above to assist in managing interest variability on its long-term debt. If the notional amounts on the collar differs from the long-term debt balances, Gaming may be exposed to additional interest rate variability. On the aforementioned collar instruments, Gaming will pay the hedge counterparty to the extent that the three-month LIBOR drops below 6.25% and will receive payments from the hedge counterparty to the extent the three-month LIBOR exceeds 8.0% on the then outstanding notional amount of such instruments.

CERTAIN FORWARD LOOKING STATEMENTS

    Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitation, those relating to the Bank Credit Facility, FF&E Facility, the Keep-Well Agreement and other agreements, plans for future operations, current operations, other business development activities, capital spending, financing sources and the effect of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the current development and operations, the Company's liquidity and the extent of the Company's alternatives thereto, the sources and extent of the Sponsors' liquidity and the Sponsors' payments under the Keep-Well Agreement, dependence on existing management, leverage and debt service, domestic or international economic conditions, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and retention of licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There is incorporated by reference the information appearing under the caption "Market Risk" in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants

To the Board of Directors and Members of Aladdin Gaming Holdings, LLC:

    We have audited the accompanying consolidated balance sheets of Aladdin Gaming Holdings, LLC (a Nevada limited liability company) and subsidiaries (collectively the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsiblity is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aladdin Gaming Holdings, LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, cash on hand and projected internally generated funds will not be sufficient to fund principal and interest payments in fiscal 2001 on the Company's debt and the Company may not be in compliance with certain debt covenants in fiscal 2001 and future periods which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
April 2, 2001

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                 (IN THOUSANDS EXCEPT MEMBERSHIP INTEREST DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 20,209       $  1,669
  Restricted cash and cash equivalents......................      19,414         80,471
  Interest receivable restricted cash.......................          --            222
  Receivables, related parties..............................         683              8
  Accounts receivables, net of allowance for doubtful
    accounts of $6,483 and $0 as of December 31, 2000 and
    1999, respectively......................................      30,440              1
  Inventory.................................................       4,227             59
  Prepaid assets............................................       7,443            320
  Restricted land to be transferred.........................          --          6,842
                                                                --------       --------
Total current assets........................................      82,416         89,592
                                                                --------       --------

Property plant and equipment, net...........................     657,470        346,337
                                                                --------       --------
Other assets:
  Other assets, net of accumulated amortization of $650 and
    $0 as of December 31, 2000 and 1999, respectively.......       1,371          2,067
  Debt issuance costs, net of accumulated amortization of
    $11,212 and $6,442 as of December 31, 2000 and 1999,
    respectively............................................      31,595         30,704
                                                                --------       --------
Total other assets..........................................      32,966         32,771
                                                                --------       --------
Total Assets................................................    $772,852       $468,700
                                                                ========       ========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $ 23,950       $  4,700
  Current portion of Energy Service Obligation..............         578             --
  Accounts payable--trade...................................      12,285          2,752
  Construction payable......................................       9,424         12,193
  Obligation to transfer land...............................          --          6,842
  Accrued payroll and related expenses......................       9,865            921
  Accrued interest..........................................       8,298          2,183
  Other accrued expenses....................................      27,014          1,147
                                                                --------       --------
Total current liabilities...................................      91,414         30,738
                                                                --------       --------

Long-term debt, net of discount.............................     601,821        403,393
Energy service obligation...................................      36,127             --
Related party payables and other liabilities................      11,467          7,330
Advances to purchase membership interests...................           2              3
                                                                --------       --------
Total long-term liabilities.................................     649,417        410,726
                                                                --------       --------
Total liabilities...........................................     740,831        441,464

Commitments and Contingencies

Members' equity:
  Preferred membership interest.............................     158,642         75,044
  Common membership interest, 10,000,000 membership
    interests authorized; 1,000,000 common membership
    interests issued and outstanding as of December 31, 2000
    and 1999................................................      58,608         28,608
  Accumulated Deficit.......................................    (185,229)       (76,416)
                                                                --------       --------
Total members' equity.......................................      32,021         27,236
                                                                --------       --------
Total Liabilities and Member's Equity.......................    $772,852       $468,700
                                                                ========       ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Casino....................................................  $ 70,529   $     --   $     --
  Hotel.....................................................    37,552         --         --
  Food and beverage.........................................    25,071         --         --
  Entertainment and other income............................     3,807         --         --
                                                              --------   --------   --------
Gross revenues..............................................   136,959         --         --
  Less promotional allowances...............................   (12,664)        --         --
                                                              --------   --------   --------
Net revenues................................................   124,295         --         --
Costs and Expenses:
  Casino....................................................    46,006         --         --
  Hotel.....................................................     9,292         --         --
  Food and beverage.........................................    18,143         --         --
  Other operating expenses..................................     3,290         --         --
  Selling, general and administrative.......................    36,547         --         --
  Pre-opening expenses......................................    28,924   $ 11,735   $ 24,737
  Depreciation and amortization.............................    21,713         --         --
  Write-off of project development costs....................     2,644         --         --
                                                              --------   --------   --------
Total costs and expenses....................................   166,559     11,735     24,737
Loss from Operations........................................   (42,264)   (11,735)   (24,737)
Other income (expense):
  Interest income...........................................     2,379      8,280     12,472
  Interest expense..........................................   (73,539)   (52,202)   (38,416)
  Capitalized interest......................................    37,195     29,545      8,213
                                                              --------   --------   --------
Total other expenses, net...................................   (33,965)   (14,377)   (17,731)
                                                              --------   --------   --------
Net loss....................................................  $(76,229)  $(26,112)  $(42,468)
                                                              ========   ========   ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   (IN THOUSANDS)

                                         SOMMER ENTERPRISES, LLC            ALADDIN GAMING ENTERPRISES, INC.
                                  -------------------------------------   -------------------------------------
                                    COMMON     PREFERRED                    COMMON     PREFERRED
                                  MEMBERSHIP   MEMBERSHIP   ACCUMULATED   MEMBERSHIP   MEMBERSHIP   ACCUMULATED
                                   INTEREST     INTEREST      DEFICIT      INTEREST     INTEREST      DEFICIT
                                  ----------   ----------   -----------   ----------   ----------   -----------
Balance, January 1, 1998........   $      1     $     --      $     --     $    --       $   --       $     --
Net loss for the period.........         --           --       (19,960)         --           --        (10,617)
Member Contributions............    (47,317)          --            --      28,247           --             --
Members' equity costs...........     (1,093)          --            --        (581)          --             --
                                   --------     --------      --------     -------       ------       --------
Balance, December 31, 1998......   $(48,409)    $     --      $(19,960)    $27,666       $   --       $(10,617)
Net loss for the period.........         --           --       (12,273)         --           --         (6,528)
Member Contributions............         --       34,613            --          --           --             --
Restatement of Preferred
  Interests.....................         --      (30,280)           --          --           --             --
Preferred Return................         --        1,944        (2,637)         --           --         (1,402)
Restatement of Preferred
  Return........................         --       (1,069)       (1,046)         --           --           (557)
                                   --------     --------      --------     -------       ------       --------
Balance, December 31, 1999......   $(48,409)    $  5,208      $(35,916)    $27,666       $   --       $(19,104)
Net Loss for the Period.........         --           --       (25,431)         --           --        (19,057)
Conversion of Series C
  Preferred.....................         --           --            --          --           --             --
Member Contributions............         --           --            --          --           --             --
Preferred Return................         --        1,674       (11,560)         --           --         (8,146)
                                   --------     --------      --------     -------       ------       --------
Balance, December 31, 2000......   $(48,409)    $  6,882      $(72,907)    $27,666       $   --       $(46,307)
                                   ========     ========      ========     =======       ======       ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   (IN THOUSANDS)

                                        LONDON CLUBS NEVADA, INC.                       GAI, LLC
                                  -------------------------------------   -------------------------------------
                                    COMMON     PREFERRED                    COMMON     PREFERRED
                                  MEMBERSHIP   MEMBERSHIP   ACCUMULATED   MEMBERSHIP   MEMBERSHIP   ACCUMULATED
                                   INTEREST     INTEREST      DEFICIT      INTEREST     INTEREST      DEFICIT
                                  ----------   ----------   -----------   ----------   ----------   -----------
Balance, January 1, 1998........   $     --     $     --      $     --       $  2       $    --       $    --
Net loss for the period.........         --           --       (10,617)        --            --        (1,274)
Member Contributions............     50,000           --            --         --            --            --
Members' equity costs...........       (581)          --            --        (70)           --            --
                                   --------     --------      --------       ----       -------       -------
Balance, December 31, 1998......   $ 49,419     $     --      $(10,617)      $(68)      $    --       $(1,274)
Net loss for the period.........         --           --        (6,528)        --            --          (783)
Member Contributions............         --       32,595            --         --            --            --
Restatement of Preferred
  Interests.....................         --       30,280            --         --            --            --
Preferred Return................         --        3,665        (1,402)        --            --          (168)
Restatement of Preferred
  Return........................         --        3,296          (557)        --            --           (67)
                                   --------     --------      --------       ----       -------       -------
Balance, December 31, 1999......   $ 49,419     $ 69,836      $(19,104)      $(68)      $    --       $(2,292)
Net Loss for the Period.........         --           --       (29,452)        --            --        (2,289)
Conversion of Series C
  Preferred.....................     30,000      (30,000)           --         --            --            --
Member Contributions............         --       81,014            --         --            --            --
Preferred Return................         --       30,910       (11,901)        --            --          (977)
                                   --------     --------      --------       ----       -------       -------
Balance, December 31, 2000......   $ 79,419     $151,760      $(60,457)      $(68)      $    --       $(5,558)
                                   ========     ========      ========       ====       =======       =======

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   (IN THOUSANDS)

                                                                      TOTAL
                                              ------------------------------------------------------
                                              COMMON MEMBERSHIP   PREFERRED MEMBERSHIP   ACCUMULATED
                                                  INTEREST              INTEREST           DEFICIT
                                              -----------------   --------------------   -----------
Balance, January 1, 1998....................       $     3              $     --          $      --
Net loss for the period.....................            --                    --            (42,468)
Member Contributions........................        30,930                    --                 --
Members' equity costs.......................        (2,325)                   --                 --
                                                   -------              --------          ---------
Balance, December 31, 1998..................       $28,608              $     --          $ (42,468)
Net loss for the period.....................            --                    --            (26,112)
Member Contributions........................            --                67,208                 --
Restatement of Preferred Interests..........
Preferred Return............................            --                 5,609             (5,609)
Restatement of Preferred Return.............            --                 2,227             (2,227)
                                                   -------              --------          ---------
Balance, December 31, 1999..................       $28,608              $ 75,044          $ (76,416)
Net Loss for the Period.....................            --                    --            (76,229)
Conversion of Series C Preferred............        30,000               (30,000)                --
Member Contributions........................            --                81,014                 --
Preferred Return............................            --                32,584            (32,584)
                                                   -------              --------          ---------
Balance, December 31, 2000..................       $58,608              $158,642          $(185,229)
                                                   =======              ========          =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (76,229)  $ (26,112)  $ (42,468)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     21,713         159          17
  Write-off of project development costs....................      2,169          --          --
  Amortization of debt costs................................      4,770       3,611       2,831
  Amortization of lease costs...............................        650          --          --
  Amortization of original issue discount...................     23,103      19,740      14,306
Change in assets and liabilities:
  Interest receivable.......................................        222         637        (859)
  Inventory.................................................     (4,168)          1         (60)
  Prepaid expense...........................................     (7,123)       (201)       (118)
  Receivables, net..........................................    (31,114)        833        (842)
  Other assets..............................................         45          (6)     (2,061)
  Accounts payable..........................................      9,533       1,747       3,394
  Accrued payroll and related expenses......................      8,944          --          --
  Accrued expenses..........................................     25,867        (434)        113
  Accrued interest..........................................      6,115         449       1,734
  Related party payable.....................................      4,137       3,211       3,354
                                                              ---------   ---------   ---------
Net cash provided by (used in) operating activities.........    (11,366)      3,635     (20,659)
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Payments for construction in progress.....................   (300,036)   (187,711)    (66,184)
  Payments for furniture and equipment......................       (548)       (678)       (272)
  Payments for capitalized interest.........................    (37,200)    (29,545)     (8,213)
  (Increase) Decrease in restricted cash....................     61,057     147,512    (227,983)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (276,727)    (70,422)   (302,652)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of notes...........................         --          --     100,047
  Proceeds from long-term debt..............................    241,810          --     274,000
  Repayment of long-term debt...............................    (10,530)         --        (547)
  Debt issuance costs.......................................     (5,661)         --     (37,146)
  Members' contributions....................................     81,014      67,208      65,000
  Members' equity costs.....................................         --          --      (2,325)
  Payment of debt on contributed land.......................         --          --     (74,477)
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................    306,633      67,208     324,552
                                                              ---------   ---------   ---------
Net increase in cash........................................     18,540         421       1,241
Cash at beginning of period.................................      1,669       1,248           7
                                                              ---------   ---------   ---------
Cash at end of period.......................................  $  20,209   $   1,669   $   1,248
                                                              =========   =========   =========
Supplemental disclosures of cash flow information and
  non-cash investing and financing activities:
Cash paid for interest, net of amount capitalized...........  $  (4,601)  $  (5,118)  $  11,332
Members' contributions--book value
  Land......................................................  $      --   $      --   $  33,407
  Construction in progress..................................  $      --   $      --   $   7,000
Equipment acquired equal to assumption of debt..............  $      --   $      --   $     547
Increase (decrease) in construction payables................  $  (2,769)  $     130   $  12,063
Preferred dividends.........................................  $  32,584   $   7,836   $      --
Transfer of restricted land.................................  $  (6,842)  $      --   $      --

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

    Aladdin Gaming Holdings, LLC, a Nevada limited liability company ("Gaming Holdings" or the "Company") is a holding company, the material assets of which are 100% of the outstanding common membership interests and 100% of the outstanding Series A preferred interests of Aladdin Gaming, LLC ("Gaming"). Aladdin Capital Corp. ("Capital") is a wholly owned subsidiary of Gaming Holdings and was incorporated solely for the purpose of serving as a co-issuer of the Gaming Holdings 13 1/2% Senior Discount Notes ("Notes"). Capital does not have any material operations or assets and has no revenues.

    Aladdin Holdings, LLC, a Delaware limited liability company ("AHL"), indirectly holds a majority interest in Gaming Holdings. The members of AHL are the Trust Under Article Sixth u/w/o Sigmund Sommer ("Sommer Trust"), which holds a 95% interest in AHL, and GW Vegas, LLC, a Nevada limited liability company, a wholly owned subsidiary of the Trust Company of the West, which holds a 5% interest in AHL.

    As of December 31, 2000, Gaming Holdings common membership interests ("Holdings Common Membership Interests") were held 39.953125% by London Clubs Nevada, Inc. ("LCNI"), a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

    Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to herein as "Company."

    Until August 18, 2000, the operations of the Company were primarily limited to the design, development and construction of the new Aladdin Resort and Casino ("Aladdin"). The Aladdin, which commenced operations on August 18, 2000, is the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex") located at the center of Las Vegas Boulevard. The Aladdin includes a luxury themed hotel of approximately 2,600 rooms, an approximately 116,000 square foot casino and six restaurants.

    The Complex is comprised of: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the newly renovated 7,000 seat Theater of the Performing Arts ("Theater"); and (iv) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Sommer Trust.

    The consolidated financial statements include the accounts of Gaming Holdings and its wholly-owned subsidiaries. Significant inter-company accounts are eliminated in consolidation.

CASINO REVENUES AND PROMOTIONAL ALLOWANCES

    The Company recognizes revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of incentive discounts to casino patrons and accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The cost of such complimentaries included as casino expenses is as follows:

                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Rooms..................................................   $2,015      $ --       $ --
Food and beverage......................................    7,470        --         --
Other..................................................      280        --         --
                                                          ------      ----       ----
Total cost of promotional allowances...................   $9,765      $ --       $ --
                                                          ======      ====       ====

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

    Cash and cash equivalents include cash on hand and in banks, interest-bearing deposits, money market funds and investments purchased with an original maturity of 90 days or less. As of December 31, 2000, restricted cash consisted of cash and cash equivalents held for construction payments and funds pledged for workers' compensation benefits.

INVENTORIES

    Inventories, consisting primarily of food, beverage, and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Interest incurred during the construction of the Aladdin is capitalized at the Company's weighted average borrowing rate and amortized over the life of the related asset. Interest capitalized for the years ended December 31, 2000, 1999, and 1998 was $37.2 million, $29.5 million, and $8.2 million, respectively. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred.

    Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and Leasehold Improvements.........................     39 years
Furniture and Equipment.....................................      5 years
Energy Service Asset........................................  17-20 years

DEBT ISSUANCE COSTS

    Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the effective interest method or a method which approximates the effective interest method.

ADVERTISING COSTS

    Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Such expenses totaled $4,491,013 for the period August 18, 2000 through December 31, 2000.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS

    The carrying amount of cash equivalents, receivables and all current liabilities approximates fair value because of the short term maturity of these instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

INTEREST RATE DERIVATIVES

    The Company uses interest rate swaps and collars to assist in managing interest variability on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the financial instruments. To the extent that swaps or collars are terminated prior to maturity, the amount paid or received to settle the swap or collar is amortized over the shorter of the remaining life of the debt or the original term of the swap or collar.

PRE-OPENING COSTS

    The Company expenses pre-opening costs as incurred. These include, but are not limited to, salary related expenses for new employees and management opening team, travel and lodging expenses, training costs, advertising and marketing, organizational costs and all temporary facility costs (e.g. rent, insurance and utilities).

INCOME TAXES

    The Company is a limited liability company and will be taxed as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes was recorded because the taxable income or loss is included in the income tax returns of the members. The net difference between the tax basis and the reported amounts of the Company's assets and liabilities at December 31, 2000, is approximately $61.2 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. In July, 1999, the FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. In June 2000, the FASB issued SFAS 138 which amends certain sections of SFAS 133. At adoption (January 1, 2001), Gaming will record a liability of $10.7 million for the fair value of its interest rate collars at that date with a corresponding cumulative effect adjustment upon adoption of the new standard included in earnings.

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

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

    Certain reclassifications, having no effect on net losses, have been made to the prior year's consolidated financial statements to conform with current year presentation.

2. LIQUIDITY AND MANAGEMENT'S PLAN

    Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, Gaming estimates that, based on its results year-to-date, it may not be in compliance with the quarter ended June 30, 2001, financial covenant levels contained in the Bank Credit Facility and the FF&E Facility, as amended, both as defined in Note 7 "Long-Term Debt" to the Consolidated Financial Statements. The Company estimates that cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all the principal and interest payments on the Company's debt in fiscal 2001.

    In order for the Company to fund all of its principal and interest payments, the Company will continue to rely on payments from its sponsors, the Sommer Trust and London Clubs (collectively, with their respective affiliates, "Sponsors"), pursuant to the Keep-Well Agreement. Further, the Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which alternatives may include incurring additional indebtedness, to the extent permissible under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or equity infusions from either a third party and/or the Sponsors.

3. ACCOUNTS RECEIVABLE

    Accounts receivable at December 31, 2000 and 1999 are as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Casino accounts receivable..................................  $24,589      $ --
Less: Allowance for doubtful accounts.......................   (6,106)       --
                                                              -------      ----
                                                               18,483        --
                                                              -------      ----
Hotel receivables...........................................   11,249        --
Less: allowance for doubtful accounts.......................     (377)       --
                                                              -------      ----
                                                               10,872        --
                                                              -------      ----
Other receivables...........................................    1,085         1
                                                              -------      ----
                                                              $30,440      $  1
                                                              =======      ====

4. PREPAID ASSETS

    Prepaid assets consists of the following as of December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Prepaid gaming taxes........................................   $2,585      $ --
Prepaid property tax........................................    2,745        --
Other prepaid assets........................................    2,113       320
                                                               ------      ----
                                                               $7,443      $320
                                                               ======      ====

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following as of December 31, 2000 and 1999:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
                                                            -------------------
Land......................................................  $ 37,983   $ 33,407
Building and improvements.................................   386,898         --
Furniture, fixtures and equipment.........................   217,418        950
Construction in process...................................        --    274,398
Capitalized Interest......................................        --     37,758
Central Utility Plant.....................................    37,060         --
                                                            --------   --------
                                                            $679,359   $346,513
Less: Accumulated depreciation and amortization...........   (21,889)      (176)
                                                            --------   --------
                                                            $657,470   $346,337
                                                            ========   ========

    The Company has written-off $2.6 million of project development costs and expenses related to the originally contemplated second hotel casino project that was to be adjacent to the Complex that were previously classified as construction in process. Such costs and expenses were determined to be related to services that will be of little or no future value. The amount of write-off is classified as "write-off of project development costs" on the Consolidated Statement of Operations for the year ended December 31, 2000 and includes
$.5 million relating to an executive severance payment.

6. OTHER ACCRUED EXPENSES

    Other accrued expenses consist of the following as of December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Customer Deposits...........................................  $ 4,525     $   --
Other Accrued Expenses......................................   22,489      1,147
                                                              -------     ------
Total.......................................................  $27,014     $1,147
                                                              =======     ======

7. LONG-TERM DEBT

    Long-term debt and current maturities of long-term debt are comprised of the following:

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   2000             1999
                                                              --------------   --------------
                                                              (IN THOUSANDS)   (IN THOUSANDS)
Long-term debt:
  Senior Discount Notes (Net of unamortized discount of
    $64,304 at 12/31/00 and $87,407 at 12/31/99)............     $157,196         $134,093
                                                                 --------         --------
  Term A Loan...............................................     $126,750         $     --
  Term B Loan...............................................      113,400          114,000
  Term C Loan...............................................      159,200          160,000
  Term D Loan...............................................       49,875               --
  GECC Term Loan............................................       19,350               --
  Energy Service Obligation.................................       36,705               --
                                                                 --------         --------
                                                                 $662,476         $408,093
Less current maturities of long-term debt...................      (24,528)          (4,700)
                                                                 --------         --------
Total long-term debt........................................     $637,948         $403,393
                                                                 ========         ========

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

7. LONG-TERM DEBT (CONTINUED)
SENIOR DISCOUNT NOTES

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

    The initial accreted value of the Notes was $519.40 per $1,000 principal amount at maturity of the Notes. The Notes will mature on March 1, 2010. The Notes will accrete at 13 1/2% (computed on a semi-annual bond equivalent basis) based on the initial accreted value, calculated from February 26, 1998. Cash interest on the Notes will not accrue prior to March 1, 2003. Thereafter, cash interest on the Notes will accrue at the rate of 13 1/2% per annum based on the accreted value at maturity (approximately $221.5 million) of the Notes and will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2003. The Notes are secured by a first priority pledge of all the issued and outstanding Series A Preferred Interests of Gaming held by Gaming Holdings. The Indenture relating to the Notes contains certain covenants that (subject to certain exceptions) restrict the ability of Gaming Holdings, Capital and certain of their subsidiaries to, among other things:
(i) make restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) incur liens; (iv) pay dividends or make other distributions; (v) enter into mergers or consolidations; (vi) enter into certain transactions with affiliates; or (vii) enter into new lines of business.

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

TERM LOANS AND CURRENT MATURITIES OF LONG-TERM DEBT

    Gaming has a credit facility ("Bank Credit Facility") with various financial institutions and the Bank of Nova Scotia as the administrative agent for the lenders (collectively, "Lenders"). The Credit Agreement consists of four separate term loans. Term A Loan comprises a term loan of $134.75 million and matures approximately five and one-half years after the initial borrowing date. Term B Loan comprises a term loan of $114.0 million and matures eight and one-half years after the initial borrowing date. Term C Loan comprises a term loan of $160.0 million and matures ten years after the borrowing date. Term D Loan comprises a term loan of $50.0 million and matures 8.5 years after the Conversion Date. The Company pays interest on the term loans as follows: Term A Loan, at the London Interbank Offered Rate ("LIBOR") plus 300 basis points until the Aladdin commenced operations, then LIBOR plus an amount between 150 basis points and 275 basis points depending upon Gaming's earnings before interest, taxes, depreciation and amortization ("EBITDA"); Term B Loan, LIBOR plus
200 basis points while the funds are held in the cash collateral account and LIBOR plus 350 basis points once the funds are utilized for the

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

7. LONG-TERM DEBT (CONTINUED)
construction of the Aladdin; Term C Loan, LIBOR plus 200 basis points while the funds are held in the cash collateral account and LIBOR plus 400 basis points once the funds are utilized for the construction of the Aladdin; Term D Loan, LIBOR plus 350 basis points once the funds have been advanced. Interest on the term loans is due quarterly.

    The Company is required to make the following principal payments on its total debt, including the accreted value at maturity of the Notes:

                                                              PRINCIPAL PAYMENTS
YEAR ENDED DECEMBER 31,                                         (IN THOUSANDS)
- -----------------------                                       ------------------
2001........................................................       $ 24,528
2002........................................................         30,722
2003........................................................         37,190
2004........................................................         43,616
2005........................................................         64,951
Thereafter..................................................        527,835
                                                                   --------
TOTAL.......................................................       $728,842
                                                                   ========

    In addition to the principal amortization schedules, the Company is required to make mandatory prepayments of principal, which shall be applied ratably among each of the term loans, beginning the first quarter following the commencement of operations of the Aladdin. The mandatory prepayments are based on a percentage of Gaming's excess cash flow as defined in the Credit Agreement. The mandatory prepayments are due quarterly and the percentages of excess cash flow are detailed below:

                                               PERCENTAGE OF
                                              EXCESS CASH FLOW
                                              ----------------
       Year 1               100% until the Sixth Amendment to the Bank Credit
                            Facility Fee ("Sixth Amendment Fee") (approximately
                            $2.29 million) is paid; thereafter 65% unless the
                            Total Debt to EBITDA Ratio is greater than 3.50 to
                            1.0, in which case, then 100%

       Year 2               100% until the Sixth Amendment Fee is paid,
                            thereafter 60% unless the Total Debt to EBITDA Ratio
                            is greater than 3.50 to 1.0, in which case, then
                            100%

Year 3 and thereafter       100% until the Sixth Amendment Fee is paid;
                            thereafter, 55% unless the Total Debt to EBITDA
                            Ratio is greater than 3.50 to 1.0, in which case,
                            then 100%

As security for the Bank Credit Facility, the Company has entered into a deed of trust in favor of the Lenders securing the Notes and all obligations of the Company under the Bank Credit Facility, encumbering the Aladdin (including any and all leasehold interests) as a first priority lien. In addition, the Company has either assigned or entered into security agreements in favor of the Lenders for all present and future leases, accounts receivable, licenses and any other tangible or intangible assets owned or leased by the Company, subject to the rights of the FF&E Lenders under the FF&E Facility (see the following discussion under "Furniture, Fixtures and Equipment Financing ("FF&E Facility").

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

7. LONG-TERM DEBT (CONTINUED)

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

    On March 30, 2001, Gaming and the various lenders under the Bank Credit Facility amended the Bank Credit Facility. This amendment provided: (a) a waiver of Gaming's compliance with the Total Debt to EBITDA Ratio, the Interest Coverage Ratio and the EBITDA covenants required pursuant to the Bank Credit Facility for the fiscal quarters ending on or prior to March 31, 2001; (b) a waiver until August 18, 2001 of the requirement to fund the FF&E Reserve, provided that Gaming cannot make certain Restricted Payments until the FF&E Reserve is funded as otherwise required by the Bank Credit Facility; (c) a waiver of the default that otherwise would have occurred as a result of a "going concern" qualification to the Company's auditor's report in respect of the Company's financial statements for the fiscal year ended December 31, 2000;
(d) amendments to Gaming's following financial covenants (i) Total Debt to EBITDA Ratio: Quarter ended March 31, 2001, 6.4:1.0; Quarter ended June 30, 2001, 6.0:1.0; Quarter ended September 30, 2001, 6.0:1.0; and Quarter ended December 31, 2001, 5.1:1.0; (ii) Interest Coverage Ratio: Quarter ended
March 31, 2001, 1.6:1.0; Quarter ended June 30, 2001, 1.6:1.0; Quarter ended September 30, 2001, 1.6:1.0; and Quarter ended December 31, 2001, 1.7:1.0;
(iii) EBITDA: Quarter ended March 31, 2001, $75 million; Quarter ended June 30, 2001, $80 million; Quarter ended September 30, 2001, $80 million; and Quarter ended December 31, 2001 $90 million; and (e) for certain other technical and/or definitional amendments to further the above waivers and amendments. The foregoing is qualified in its entirety by the "Sixth Amendment to Credit Agreement," dated March 30, 2001. There can be no assurances that Gaming can comply with the revised financial covenant levels. Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, Gaming estimates that, based on its results year-to-date, it may not be in compliance with the revised financial covenant levels for the quarter ended June 30, 2001. See Note 2 "Liquidity and Management's Plan" to the Consolidated Financial Statements. Corresponding amendments and waivers have been made to the FF&E Facility.

FURNITURE, FIXTURES AND EQUIPMENT FINANCING ("FF&E FACILITY")

    On June 30, 1998, the Company entered into a term loan facility of $20.0 million to obtain gaming equipment and other specified equipment. Repayment of principal and interest is due in quarterly installments upon the construction completion date of the Aladdin. The term of the term loan facility is five years. The interest rate from the funding date until the construction of the Aladdin is complete is either the 30-day LIBOR plus 478 basis points or the Prime Rate plus 275 basis points. After the construction completion date, the interest rate shall be the 90-day LIBOR plus 478 basis points. See the preceding paragraph regarding the amendments and waivers to the FF&E Facility.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

7. LONG-TERM DEBT (CONTINUED)
ENERGY SERVICES AGREEMENT

    The Company entered into an energy services agreement that provided for hot and cold water and electricity that is purchased by the Company and the Mall Project (which includes the tenants of the mall) over initial terms of 20 years. The central utility plant was constructed by Northwind Aladdin, LLC ("Northwind") on land owned by the Company and leased to Northwind. The central utility plant and equipment of $40 million (collectively, "Costs") is owned by Northwind, which paid all costs in connection with the construction, purchase and installation. The charges payable under the energy services agreement include a fixed component applied to the costs paid by Northwind and reimbursement of operational-related costs. The Company's share of Costs under its energy services agreement is based on the total Costs less the amounts payable by the Mall Project. The Mall Project's share of Costs is approximately $2.9 million. The Company accounts for the energy services contract as a capitalized power purchase obligation.

INTEREST RATE SWAPS

    Effective June 30, 1999, Gaming restructured its interest rate swap arrangements in an effort to reduce future expenditures for interest. Gaming has entered into these agreements to manage interest expense, which is subject to fluctuations due to the variable nature of the London Interbank Offered Rate ("LIBOR"). In exchange for entering into the transaction, Gaming received $500,000 from the counterparty in July, 1999. Effective July 20, 2000, Gaming restructured its interest rate derivative financial instruments. In July, 2000, Gaming received $1 million from the counterparty related to the termination of the previous interest rate ceilings and floor caps.

    Beginning June 30, 1999, Gaming had the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect:
(i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000. After March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, will go into effect and mature on September 30, 2006; and
(ii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The LIBOR applicable to these agreements on December 31, 1999 was set at 6.16% as of December 31, 1999.

    Beginning July 20, 2000, Gaming has the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million ($237.1 million at December 31, 2000), a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million ($158.4 million at December 31, 2000), a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-months LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The fair market value of Gaming's interest rate derivative financial instruments as provided by the counterparty, is a net payable of approximately $10.7 million at December 31, 2000, which is not included in the Company's consolidated financial statements.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

7. LONG-TERM DEBT (CONTINUED)
    The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as LIBOR fluctuates.

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

                                                            DECEMBER 31, 2000
                                                          ---------------------
                                                          CARRYING
                                                           AMOUNT    FAIR VALUE
                                                          --------   ----------
                                                             (IN THOUSANDS)
Senior Discount Notes...................................  $157,196    $ 95,245
Term A Loan.............................................   126,750     126,750
Term B Loan.............................................   113,400     113,400
Term C Loan.............................................   159,200     159,200
Term D Loan.............................................    49,875      49,875
GECC Term Loan..........................................    19,350      19,350
Energy Service Obligation...............................    36,705      36,705
Interest Rate Swaps (Payable)...........................        --      10,709

    The fair value of the Company's Senior Discount Notes is based on dealer quotes for those instruments. The fair values of the Company's Term A Loan, Term B Loan, Term C Loan and Term D Loan, GECC Term Loan and Energy Service Obligation are assumed to approximate carrying values as the interest rate on the loans fluctuate with changes in LIBOR (i.e., a variable rate loan). The fair market value of the Company's interest rate swaps is based on the estimated termination values at December 31, 2000 as provided by the counterparty to the swaps.

8. LEASES

    The Company leases certain real property, furniture and equipment. On
June 30, 1998, the Company entered into a $60 million operating lease for non-gaming furniture, fixture and equipment. The term of the operating lease is 36 months with the Company having two, 1-year options to renew. At December 31,

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

8. LEASES (CONTINUED)
2000, aggregate minimum rental commitments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

                                    OPERATING
YEAR ENDING DECEMBER 31,              LEASES
- ------------------------          --------------
                                  (IN THOUSANDS)
2001............................     $13,300
2002............................      13,200
2003............................      13,200
2004............................      13,200
2005............................      20,700
                                     -------
Total Minimum Lease Payments....     $73,600
                                     =======

    Rental expense amounted to approximately $6.5 million, $0.7 million and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

9. MEMBERS' EQUITY

    Gaming Holdings was formed on December 1, 1997. Gaming Holdings initially was owned by: Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises") (25%); Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises") (72%); and GAI, LLC, a Nevada limited liability company ("GAI") (3%).

    On February 26, 1998, London Clubs, through its subsidiary LCNI, contributed $50 million for a 25% interest in Gaming Holdings common membership interests ("Holdings Common Membership Interests"). Sommer Enterprises contributed a portion of land for Holdings Common Membership Interests. Gaming Enterprises contributed a portion of land, $7 million of predevelopment costs and $15 million in cash for Holdings Common Membership Interests. After these additional contributions, Sommer Enterprises owned 47% of Gaming Holdings, Gaming Enterprises owned 25% of Gaming Holdings, LCNI owned 25% of Gaming Holdings, and GAI owned 3% of Gaming Holdings.

    On December 10, 1999, the members of Gaming Holdings agreed to restate the capital structure of Gaming Holdings, which restatement provided, in addition to other matters, that LCNI had an option to convert certain preferred membership interests of Gaming Holdings into 15% of Holdings Common Membership Interests and the creation of certain new classes of preferred membership interests. On April 25, 2000, LCNI converted its Series C Convertible Preferred Shares of Gaming Holdings for 15% of the Holdings Common Membership Interests. On
August 18, 2000, 0.1875% of Holdings Common Membership Interest vested to Jose Rueda, a former executive of the Company, pursuant to his then-existing employment agreement.

    As of December 31, 2000, Holdings Common Membership Interests were held:
39.953125% by LCNI; 31.859375% by Sommer Enterprises; 25.0% by Gaming Enterprises; 3.0% by GAI; and 0.1875% by Jose Rueda.

    In addition to the Holdings Common Membership Interests, as of December 31, 2000, Gaming Holdings had issued the following Preferred Membership Interests, which have a liquidation preference over the Holdings Common Membership Interests, in connection with either London Club's and/or the Sommer Trust's contributions to Gaming Holdings pursuant to the Bank Completion Guaranty:
(a) for

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

9. MEMBERS' EQUITY (CONTINUED)
LCNI, approximately $128.5 million of Series A Preferred Membership Interests, approximately $3.5 million of Series CC Preferred Membership Interests and approximately $19.8 million of Series D Preferred Membership Interests; and
(b) for Sommer Enterprises, approximately $6.9 million Series E Preferred Membership Interests.

10. RELATED PARTY TRANSACTIONS AND GUARANTEES

LAND CONTRIBUTION AND RESTRICTED LAND

    Both Sommer Enterprises and Gaming Enterprises contributed land to the Company. The land was originally owned by AHL, a related party under common control, and therefore the land has been recorded at its carryover basis. In addition, the land was subject to certain indebtedness which was paid by the Company on the date of the contribution. The indebtedness exceeded the carryover basis of the land and therefore resulted in a negative contribution by Sommer Enterprises.

    The carryover basis of the land was approximately $40.25 million, but a portion of the land has been classified as restricted land due to a requirement to transfer the land to Aladdin Bazaar, LLC. Bazaar is owned effectively 35.36% by the Sommer Trust. Bazaar owns and operates a themed entertainment shopping mall and 4,800- space car parking facility (together known as the "Mall Project"). The Mall Project is an integrated part of the Aladdin entertainment complex. The carryover basis of the land was allocated to the Mall Project based on an appraisal of the entire land parcel.

PURCHASE OF RESTRICTED MEMBERSHIP INTERESTS

    Mr. Goeglein, the Company's Chief Executive Officer, has purchased unvested restricted membership interests of 2.0% of the Company, subject to the Company granting further unvested restricted membership interests to certain senior executives or developing alternative economic arrangements. Mr. Goeglein's membership interests become fully vested at the earlier of July 1, 2002 or the date on which such interests become publicly traded, conditioned upon Mr. Goeglein's continued relationship with Gaming. Jose Rueda, a former executive of the Company, pursuant to his then-existing employment agreement, vested 0.1875% of Gaming Holdings Common Membership Interest upon the opening of the Aladdin.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment contracts with five members of its senior management. The terms of these agreements provide for an aggregate annual amount of approximately $1.93 million, plus any bonuses granted by the Board of Directors and based on relevant criteria and performance standards. The agreements have varying duration, but no agreement has a duration exceeding five years and six months. The agreements were entered into at varying times from 1997 to 2000. One agreement additionally provides for the individual to be retained as a consultant for $100,000 per year for 5 years after the initial term, and another agreement additionally provided for the individual to be retained as a consultant for $50,000 per year for 3 years after the initial term.

GAI, LLC CONSULTING AGREEMENT

    Gaming has entered into a consulting agreement with GAI, LLC, a Nevada limited liability company, 100% beneficially owned by Gaming's Chief Executive Officer; however, an option has been granted to a

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

10. RELATED PARTY TRANSACTIONS AND GUARANTEES (CONTINUED) third party to acquire a 15% of GAI, LLC's interest in the Company. This agreement requires Gaming to pay to GAI, LLC a retainer of $12,500 per month until June 30, 2002, for remaining on call to provide services and expertise for such month.

THE SALLE PRIVEE AGREEMENT

    Gaming, London Clubs and LCNI are parties to an agreement ("Salle Privee Agreement") which relates to the operations of The London Club at Aladdin, an approximately 15,000 square foot, luxurious gaming section located on a separate level of the Aladdin Casino. Under this agreement, London Clubs has agreed to guaranty the obligations of LCNI. In consideration for the services to be furnished by LCNI under the Salle Privee Agreement, Gaming will pay to LCNI a performance-based incentive fee. This fee will be calculated based on a range of percentages applied to certain thresholds of The London Club at Aladdin EBITDA (defined as gross revenue attributable to The London Club at Aladdin, less all costs and expenses directly attributable to The London Club at Aladdin).

KEEP-WELL AGREEMENT AND COMPLETION GUARANTY

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000, (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed
$30.0 million and such obligations continue until the satisfaction of certain conditions. Based on Gaming's EBITDA from August 18, 2000, to December 31, 2000, approximately $12 million was due from the Sponsors under the Keep-Well Agreement ("Fourth Quarter 2000 Keep-Well Payment"). In January, 2001, London Clubs made an advance payment of $5 million against the Fourth Quarter 2000 Keep-Well Payment. The Sommer Trust paid the balance of the Fourth Quarter 2000 Keep-Well Payment on March 30, 2001. There can be no assurance that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement.

    London Clubs, the Sommer Trust, and Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is indirectly owned 99% by the Sommer Trust, are guarantors under a completion guaranty ("Bank Completion Guaranty") for the benefit of the lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. In July, 2000, Jack Sommer, the Company's Chairman of the Board and his spouse, Laura Sommer, each individually have joined and became a party to the Bank Completion Guaranty. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant to the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not a party to the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

10. RELATED PARTY TRANSACTIONS AND GUARANTEES (CONTINUED)
Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

    During 1998, London Clubs received a fee of $2.65 million for its obligations under the Keep-Well Agreement and in addition is entitled to an annual fee of 1.5%, payable in arrears, of the Company's annual average indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported by the Keep-Well Agreement. Such fees accrue from the closing date of the Bank Credit Facility and are payable from available cash flow after the opening of the Aladdin. As of December 31, 2000, the Company had accrued approximately $11.3 million in Keep-Well fees to London Clubs, which is reported in the Balance Sheet as Related Party Payables. Additionally, the Company agreed to reimburse approximately $2.8 million to London Clubs for certain expenses incurred relating to the Aladdin; however, London Clubs has agreed to defer the payment of approximately $189,000 of this reimbursement. As of December 31, 2000, London Clubs received approximately $2.4 million of this $2.8 million reimbursement obligation.

    In consideration for certain expenses incurred by the Sommer Trust prior to February 26, 1998, relating to the management and coordination of the development of the Aladdin, the Company reimbursed $3.0 million to the Sommer Trust on February 26, 1998. In addition, Gaming will reimburse certain ongoing out-of-pocket expenses of the Sommer Trust relating to the development of the Aladdin, not to exceed $0.9 million. The Sommer Trust agreed to defer such reimbursement. As of December 31, 2000, the Sommer Trust had received approximately $3.3 million of the total $3.9 million reimbursement.

PAYMENT OF MUSIC INDEBTEDNESS

    During 1998, the Sommer Trust paid approximately $260,000 to certain trade creditors on behalf of Aladdin Music and Mr. Sommer, the Company's Chairman of the Board, individually paid $500,000 to a trade creditor on behalf of Aladdin Music. Further, during the first quarter of 1999, the Sommer Trust paid approximately $747,000 to a trade creditor on behalf of Aladdin Music. To the extent permissible, Aladdin Music has agreed, if and when Aladdin Music secures a joint venture partner and financing for the hotel casino, a previously contemplated 1,000 room hotel casino to be integrated with the Complex, to reimburse the Sommer Trust and Mr. Sommer such advanced funds.

FF&E DEPOSITS

    Since January 1, 2000, LCNI has funded approximately $870,880 of deposits relating to the payment for certain furniture, fixtures and equipment that is leased under Gaming's operating lease facility with General Electric Capital Corporation. The deposits will be directly refunded to LCNI by the lessors and, therefore, such amount has not been reflected in the accompanying financial statements. As of March 26, 2001, $466,602 has been refunded directly to LCNI.

11. EMPLOYEE BENEFIT PLAN

    The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company currently matches, within prescribed limits, 50% of eligible employees' contributions up to 3% of their individual earnings. The Company recorded charges for matching contributions of $66,936 for the twelve months ended December 31, 2000.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION AND PRE-OPENING COSTS

    The development of the Aladdin commenced during the first quarter of 1998 and the Aladdin opened to the public on August 18, 2000. The Company is currently auditing the various construction contracts and finalizing payments to the contractors. The total construction and pre-opening budget for the Aladdin was $1.02 billion.

    As of March 15, 2001, there were approximately 475 mechanic's liens recorded against the Complex totaling approximately $68.8 million of which amount approximately 400 mechanic's liens totaling approximately $35.8 million related to the Desert Passage. Pursuant to the agreements between Gaming and Bazaar, Bazaar indemnifies Gaming for such liens and has an obligation to cause such liens to be removed or released and discharged. The Company has put Bazaar on notice of these obligations. As to the liens related to the Aladdin, the Company and Fluor Daniel, the Design/Builder of the Aladdin, are finalizing payments to those contractors to which there is no dispute on the amount owed, which will result in a material reduction of the Aladdin-related liens. As to the Aladdin-related liens that will remain after such payments, the Company believes that these liens and claims are, in general, unsubstantiated, without merit, overstated and/or duplicative.

LITIGATION

    In December, 2000, Bazaar initiated an arbitration against Gaming alleging various defaults by Gaming under the respective agreements between the parties and seeking damages in excess of $10 million. Gaming has responded to the allegations and asserted its own claims against Bazaar and seeks damages in an amount to be determined. Gaming will continue to vigorously pursue these matters and believes that the liability, if any, is minimal. There can be no assurances about the outcome of these matters or whether such outcome will have a material adverse effect on the financial condition or results of operations of the Company.

    In December, 2000, Korte-Bellew & Associates, the contractor who renovated the Theater ("KBA"), initiated in Nevada State District Court an action seeking foreclosure on its mechanic's lien and payment of approximately $7.5 million. The District Court action has been stayed pending arbitration as required by the contract between Gaming and KBA. While there can be no assurances, Gaming does not believe that it owes any remaining moneys to KBA and believes that Gaming has further causes of action challenging the validity of KBA's mechanic's lien. However, management cannot predict the outcome of this matter or whether it will have a material adverse effect on the financial condition or results of operations of the Company.

    Mr. Jack Sommer, the Chairman of the Gaming Holdings Board and the Gaming Board and a trustee of the Sommer Trust, and the other trustees of the Sommer Trust, were named co-defendants in a legal action relating to the then existing Aladdin hotel and casino. The suit was commenced by members of the Aronow family ("Aronow Plaintiffs") in May 1995 in the Supreme Court of the State of New York, County of New York. In their complaint, the Aronow Plaintiffs alleged that Mr. Sommer and the Aronow Plaintiffs were parties to a joint venture to acquire and develop the Aladdin hotel and casino and that Mr. Sommer breached such alleged agreement when the Sommer Trust acquired an interest in the Aladdin hotel and casino in December, 1994. The Aronow Plaintiffs sought (among other remedies) to impress a constructive trust upon the Sommer Trust's interest in the Aladdin hotel and casino, an accounting, compensatory damages of not less than $200 million and punitive damages of not less than $500 million.

                 ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On January 27, 2000, each of the Aronow Plaintiffs' claims against the trustees was dismissed. On October 17, 2000, the Appellate Division, First Judicial District, affirmed the dismissal of the Aronow Plaintiffs' Complaint. On January 16, 2001, the New York Court of Appeals denied the Aronow Plaintiffs' Motion for Leave to Appeal to the Court of Appeals as against Jack Sommer as Trustee of the Sommer Trust and as against the other Trustees of the Sommer Trust. The Court of Appeals also dismissed the Aronow Plaintiffs' Motion for Leave to Appeal to the Court of Appeals as against Jack Sommer individually on the ground that the order sought to be appealed from did not finally determine an action within the meaning of the New York State constitution. It is not known at this time whether the Aronow Plaintiffs will attempt to reargue, or file a petition for certiorari in the United States Supreme Court, with respect to the Court of Appeals decision. It also is not known at this time whether the Aronow Plaintiffs will at some future date renew their motion for leave to appeal to the Court of Appeals as against Jack Sommer individually. As such, there is no way to evaluate the success of any appeal or motion for reargument. Any adverse decision could have a material and adverse effect on the Company. If the decision of the Appellate Division stands, there can be no liability as a result of the Aronow Plaintiffs' lawsuit.

13. SUBSEQUENT EVENTS

    In January, 2001, London Clubs made an advance Keep-Well payment of
$5 million for the obligations arising under the Keep-Well Agreement for the fiscal period ended December 31, 2000. On March 30, 2001, the Sommer Trust paid $7 million to fully satisfy the obligations arising under the Keep-Well Agreement for the fiscal period ended December 31, 2000.

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

NAME                                     AGE                              POSITION
- ----                                   --------   --------------------------------------------------------
Jack Sommer..........................     53      Chairman of the Gaming Holdings Board and the Gaming
                                                  Board; Director of Capital

Richard J. Goeglein..................     66      Chief Executive Officer and President of Gaming
                                                  Holdings, Gaming and Capital; Director of Gaming
                                                  Holdings, Gaming and Capital

Alan Goodenough......................     57      Director of Gaming Holdings, Gaming and Capital

G. Barry C. Hardy....................     53      Director of Gaming Holdings, Gaming and Capital

William Timmins......................     53      Director of Gaming Holdings, Gaming, and Capital;
                                                  Executive Vice President of Gaming Holdings and Gaming,
                                                  President/ Chief Operating Officer of the Aladdin Resort
                                                  & Casino

Roy Ramm.............................     50      Director of Gaming Holdings, Gaming and Capital

Viola Sommer.........................     79      Director of Gaming Holdings, Gaming and Capital

Patricia Becker......................     49      Senior Vice President/Corporate Affairs and Legal and
                                                  Secretary of Gaming Holdings, Gaming and Capital

Barbara Falvey.......................     42      Senior Vice President/Human Resources of Gaming
                                                  Holdings, Gaming and Capital

Thomas A. Lettero....................     44      Senior Vice President/Chief Financial Officer/ Treasurer
                                                  of Gaming Holdings, Gaming and Capital

Mark A. Clayton......................     35      Vice President and General Counsel of Gaming Holdings
                                                  and Gaming

    Jack Sommer has been the Chairman of the Gaming Holdings Board and a director of Capital since November, 1997 and has been the Chairman of the Gaming Board since February, 1998. Mr. Sommer is both a trustee and contingent beneficiary of the Trust. He has over 25 years of experience in developing residential and commercial real estate, including luxury residential projects such as North Shore Towers, in Queens County, New York, and The Sovereign at 425 East 58th Street in Manhattan. Jack Sommer is the son of Viola Sommer.

    Richard J. Goeglein has been Chief Executive Officer and a director of Gaming Holdings, Gaming and Capital since November, 1997 and has been a director of Gaming since February, 1998. Mr. Goeglein served as a member of the Gaming Oversight Committee of Marriott Corporation ("Marriott") and through Gaming Associates, provided consulting services to Marriott's gaming operations situated outside of the United States through December 1997. Mr. Goeglein served as a director of Hollywood Park, Inc. until October 1998. Mr. Goeglein has spent over 30 years in the hotel/casino and food service industries. Previously, Mr. Goeglein served as Executive Vice President and member of the Board of Directors of

Holiday Inns and Holiday Corp., and led the management team that consummated the 1980 acquisition of Harrah's Hotels and Casino ("Harrah's") for Holiday Inns. Subsequently, Mr. Goeglein served as President and Chief Executive Officer of Harrah's and President and Chief Operating Officer of Holiday Corp.

    Alan Goodenough has been a director of Gaming Holdings, Gaming and Capital since February, 1998. Since August, 1999, Mr. Goodenough has been the Executive Chairman of London Clubs, having previously served as Chief Executive since 1993. Mr. Goodenough has wide experience in the leisure and gaming industry having been a board director of Pleasurama plc and subsequently Mecca Leisure Group plc.

    G. Barry C. Hardy has been a director of Gaming Holdings, Gaming and Capital since February, 1998. Mr. Hardy has served as Chief Operating Officer of London Clubs since June 1999 and before that as Finance Director of London Clubs since 1989. Previously, Mr. Hardy served as a board director of Pleasurama plc and subsequently Mecca Leisure Group plc and has over 23 years' experience in the leisure and gaming industry.

    William Timmins has been a director of Gaming Holdings, Gaming and Capital since December, 1998 and has been Executive Vice President of Gaming Holdings, Gaming and Capital and President and Chief Operating Officer of the Aladdin Resort & Casino since February 2000. Mr. Timmins has served as Executive Director of London Clubs since June 1999, before that as Director of International Operations of London Clubs since March, 1996. Mr. Timmins has over thirty years of experience in the casino industry. Before joining London Clubs, Mr. Timmins was the Managing Director of Societe Participation Investisments Casino, the third largest gaming company in France, from 1990 until 1995.

    Roy Ramm has been a Director of Gaming and Gaming Holdings since
October 21, 2000. Mr. Ramm has served as the Compliance and Security Director of London Clubs since 1998 having joined the London Clubs group in 1996. Prior to London Clubs, Mr. Ramm was Commander Specialist Operations (Crime) at New Scotland Yard with London's Metropolitan Police Service where he served for
27 years. Mr. Ramm is a Council member of the British Casino Association and is a member of the FBI National Academy Graduates Association.

    Viola Sommer has been a director of Gaming Holdings and Capital since July, 2000. Mrs. Sommer is both a trustee and beneficiary of the Trust. She is a member of the Jockey Club and a trustee of the National Racing Museum and Racing Hall of Fame. She is a Trustee Emeritus of NYRA. Viola Sommer is the mother of Jack Sommer.

    Patricia Becker has been the Senior Vice President/Corporate Affairs and Legal of Gaming Holdings, Gaming and Capital and Secretary of Gaming Holdings, Gaming and Capital since March, 1999. Ms. Becker currently is a director of Fitzgerald's Gaming Corporation and chairs the Compliance Committee. On December 5, 2000, Fitzgerald's Gaming Corporation filed a petition for bankruptcy under Chapter 11 of Title 11 of the United States Code and has been acting as a debtor-in-possession since such petition date. From 1993 to 1995, Ms. Becker was Chief of Staff for Nevada Governor, Bob Miller. From 1985 to 1993, Ms. Becker was with Harrah's Hotels and Casinos, where she held the position of Senior Vice President and General Counsel. Prior to joining Harrah's, Ms. Becker was a member of the Nevada State Gaming Control Board.

    Barbara D. Falvey has been the Senior Vice President of Human Resources of Gaming Holdings, Gaming and Capital since February 2000. From July 1998 to January 2000, Ms. Falvey was the Vice President of Organization Development and Training for Caesars World, Inc. From 1996 to 1998, Ms. Falvey was Vice President of Human Resources for The Desert Inn in Las Vegas.

    Thomas A. Lettero has been the Senior Vice President/Chief Financial Officer of Gaming Holdings, Gaming and Capital since March, 2000. From December 1994 to March 2000, Mr. Lettero was the Executive Vice President and Chief Financial Officer of Stratosphere Corporation, which filed for reorganization under Chapter 11 of the Bankruptcy Code with its wholly-owned subsidiary, Stratosphere Gaming Corp., on January 27, 1997. The effective date for the companies' Restated Second Amended Plan of Reorganization was October 14, 1998. Previously, Mr. Lettero has held senior executive, financial and administrative positions with Mirage Hotel and Casino, MGM Grand Hotel Casino, Main Street Station, Bullwackers casinos and Palace Casinos.

    Mark A. Clayton has been Vice President and General Counsel of Gaming Holdings and Gaming since April, 1999 and was from June, 1998 to April, 1999 Vice President and Associate General Counsel of Gaming Holdings and Gaming. From July 1995 until June 1998, Mr. Clayton served as Vice President and General Counsel of Showboat, Inc. From May 1993 until October 1993 and from
October 1993 until June 1995, Mr. Clayton served as Deputy Chief and the Chief, respectively, of the Corporate Securities Division of the Nevada State Gaming Control Board.

COMMITTEES

    The Gaming Holdings Operating Agreement provides for an Executive Management Committee, which is responsible for the day-to-day management of Gaming Holdings and Gaming. The Executive Management Committee includes the following persons: the President and Chief Executive Officer of Gaming; the Chief Financial Officer of Gaming; the President and Chief Operating Officer of the Aladdin; the Senior Vice President of Human Resources of Gaming; and the Senior Vice President/Corporate Affairs of Gaming. The Gaming Holdings Board may also establish committees of the Gaming Holdings Board as it may deem necessary or advisable. Each of London Clubs and Sommer Enterprises is entitled to have one of its nominee Gaming Holdings Board members on each such committee. The Gaming Holdings Board has established a Compensation Committee that currently consists of Messrs. Sommer, Goodenough, Hardy, Ramm and Mrs. Sommer and an Audit Committee that currently consists of Messrs. Sommer, Goodenough and Hardy.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table summarizes the compensation earned during 2000, 1999 and 1998 by Gaming Holdings', Gamings' and Capital's Chief Executive Officer and the four highest compensated executive officers of the Gaming Holdings, Gaming or Capital who earned over $100,000 in 2000, 1999 and 1998.

                                                           ANNUAL COMPENSATION(1)
                             ----------------------------------------------------------------------------------
                                                                                LONG-TERM
                                                                              COMPENSATION/
                                                              OTHER ANNUAL   RESTRICTED STOCK      ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY     BONUS     COMPENSATION        AWARDS        COMPENSATION(1)
- ---------------------------  --------   --------   --------   ------------   ----------------   ---------------
Richard J. Goeglein,
  Chief Executive
  Officer.................     2000     $683,077(2)       $0    $ 17,665(3)         $0              $29,821(4)
                               1999     $647,753(2)       $0    $ 17,665(3)         $0              $ 7,911(4)
                               1998     $630,770(2)       $0    $248,379(5)         $0              $22,137(4)

William Timmins,
  Executive Vice
  President(6)............     2000     $352,003         $0     $ 10,000(3)         $0              $   755(4)
                               1999     $141,077         $0           $0            $0              $    66(4)
                               1998           $0         $0           $0            $0              $     0

Thomas A. Lettero,
  Senior Vice President and
  Chief Financial
  Officer(6)..............     2000     $229,231   $300,000     $  6,539(3)         $0              $   215(4)
                               1999           $0         $0           $0            $0              $     0
                               1998           $0         $0           $0            $0              $     0

David Attaway,
  Senior Vice
  President(8)............     2000     $370,331         $0     $ 12,000(3)         $0              $   471(4)
                               1999     $308,104         $0     $ 12,000(3)         $0              $   204(4)
                               1998     $204,669         $0     $181,663(7)         $0              $   136(4)

Mark A. Clayton, Esq.
  Vice President and
  General Counsel.........     2000     $230,154         $0           $0            $0              $   154(4)
                               1999     $175,531         $0           $0            $0              $   108(4)
                               1998     $ 70,908(9)       $0          $0            $0              $    54(4)

- ------------------------

(1) All of the executive officers of the Company are compensated by Gaming. Compensation has been paid on the Company's behalf by Aladdin Holdings, LLC until February 26, 1998.

(2) Includes $150,000 paid to GAI in 2000, 1999 and 1998 for consulting fees.

(3) Represents automobile allowance paid to executive including federal income tax gross-up.

(4) Represents life and disability insurance premiums paid on behalf of the executive.

(5) Represents automobile allowance of $19,536 and moving expenses of $228,843 including federal income tax gross-up paid to Mr. Goeglein.

(6) Messrs. Timmins and Lettero became officers of the Company in 2000 and in 1999 Mr. Timmins was compensated for services which he rendered to the Company prior to becoming an officer.

(7) Represents moving expenses of $173,163 and automobile allowance of $8,500 paid to Mr. Attaway including federal income tax gross-up.

(8) Mr. Attaway resigned all of his positions effective January 5, 2001, and, pursuant to Mr. Attaway's employment agreement, the Company paid
    Mr. Attaway $475,000 in January, 2001.

(9) Mr. Clayton's employment with the Company began in 1998.

EMPLOYMENT AGREEMENTS

    Richard J. Goeglein, William Timmins, Patricia Becker, Barbara Falvey and Thomas Lettero (collectively, "Officers") each signed an employment agreement ("Employment Agreement") with the Company. The initial term of Mr. Goeglein's Employment Agreement is five years and six months, and the remaining Officers' Employment Agreements have varying durations depending upon when the Employment Agreements were executed. Pursuant to each Employment Agreement, the Officers have such authority, responsibilities and duties as are customarily associated with their positions with the Company. The Employment Agreements provide that, during the term of their employment, the Officers, other than for Ms. Becker, will devote their full time, efforts and attention to the business and affairs of Gaming and for Ms. Becker, she will devote 60% of her time, efforts and attention to the business and affairs of Gaming.

    The terms of the Employment Agreements provide for a current annual base salary for the Officers as follows: Mr. Goeglein, $600,000; Mr. Timmins, $475,000, Ms. Becker, $255,000 ($215,000, base salary, $40,000 as member of compliance committee), Ms. Falvey, $200,000, and Mr. Lettero, $400,000, plus for Messrs. Timmins and Lettero and Ms. Becker and Ms. Falvey, any bonus granted by the Board of Directors based on relevant criteria and performance standards, and for Mr. Goeglein a bonus based upon "on target" performances, ranging from 50% to 75% of his base salary, and subject to certain tax provisions. Gaming's Board will consider increases to the Officers' base salary no less frequently than annually, commencing at the end of each Officer's first employment year. Any increase in base salary shall be within the sole discretion of Gaming's Board. The Employment Agreements provide that the Officers' salary cannot be reduced. After the initial term of Mr. Goeglein's and Ms. Becker's Employment Agreements, Gaming has agreed to retain Mr. Goeglein as a consultant to Gaming for an additional five years at $100,000 per year and to retain Ms. Becker as a member of the Company's Compliance Committee for an additional three years at $50,000 per year. The Officers are entitled to receive other employee benefits from Gaming, such as automobile allowance, health, pension and retirement and reimbursement of certain expenses.

    Pursuant to the terms of the Employment Agreement, as amended, Mr. Goeglein purchased for a total purchase price of $1,200, unvested Gaming Common Membership Interests which were contributed to Gaming Holdings on February 26, 1998 in return for unvested Holdings Common Membership Interests representing 2.0% of the Holdings Common Membership Interests ("Restricted Membership Interests") subject to the receipt of applicable Nevada Gaming Approval. Gaming Enterprises' interest in Gaming Holdings will be unaffected by the vesting of the Officer's Restricted Membership Interests. Mr. Goeglein's Restricted Membership Interests become fully vested at the earlier of July 1, 2002 or the date on which such interests become publicly traded, conditioned upon Mr. Goeglein's continued relationship with Gaming. If Mr. Goeglein's employment with Gaming and Gaming Holdings terminates, Gaming and Gaming Holdings have the right to repurchase any unvested portion of Mr. Goeglein's Restricted Membership Interest for an amount equal to the purchase price originally paid by Mr. Goeglein for the Common Membership Interests. Under certain circumstances as set forth in the Employment Agreement, including if an initial public offering with respect to the Restricted Membership Interests has not occurred prior to the full vesting of such interests, Mr. Goeglein has the right to sell his vested Restricted Membership Interests to Gaming Holdings at fair market value (subject to the receipt of applicable Gaming Approvals and to certain restrictions on restricted payments set forth in the Note Indenture and the Bank Credit Facility). If Gaming Holdings does not satisfy its obligation to purchase the Restricted Membership Interests within seven days, Mr. Goeglein has the right to require Gaming to purchase such interests at fair market value (subject to certain restrictions on Restricted Payments set forth in the Note Indenture). After Gaming has satisfied its obligation to purchase the Restricted Membership Interests, Gaming Holdings has the right to call such interests from Gaming for nominal consideration.

    The Company is obligated to develop an equity compensation arrangement, or the economic equivalent thereof, for Messrs. Timmins, Lettero, Ms. Becker and Ms. Falvey.

    The Employment Agreements may be terminated by Gaming with or without Cause (as defined in each Employment Agreement) or by the Officers for Good Reason (as defined in each Employment Agreement). If an Officer is terminated for Cause, he shall be entitled only to such salary, bonus and benefits then accrued or vested. If an Officer is terminated without Cause or upon a Change in Control (as defined in the Employment Agreements), the Officer shall be entitled to such salary, bonus and benefits to which he would have been entitled for the remainder of the term or twelve months, whichever is longer (in the case of Mr. Goeglein, any such amount remaining in connection with his term plus certain other amounts).

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

    Mr. Goeglein's Employment Agreement provided Mr. Goeglein with relocation expense reimbursement, an interest-free mortgage loan of $500,000 from AHL and certain excise tax gross-up provisions.

GAI CONSULTING AGREEMENT

    Gaming has entered into a consulting agreement (as amended, "Consulting Agreement") with GAI. The Consulting Agreement was subsequently amended on February 26, 1998, to add Gaming Holdings as a party and, pursuant to which amendment, GAI contributed its Common Membership Interests in Gaming to Gaming Holdings in return for Holdings Common Membership Interests. Pursuant to the Consulting Agreement, GAI will render such consulting services as are reasonably requested by the Gaming Board until June 30, 2002.

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

    Mr. Goeglein has granted a third party an option to acquire 15% of GAI's interest in Gaming Holdings, subject to receipt of all necessary gaming regulatory approvals. The Company believes that any exercise of the option will not have a material adverse effect on the Company.

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

                                                  PERCENTAGE OWNERSHIP OF
                                                      GAMING HOLDINGS
                                                          COMMON                  PERCENTAGE OWNERSHIP OF
                                                   MEMBERSHIP INTERESTS            GAMING HOLDINGS COMMON
                                                BENEFICIALLY OWNED PRIOR TO         MEMBERSHIP INTERESTS
                                                      EXERCISE OF THE           BENEFICIALLY OWNED ASSUMING
NAME OF BENEFICIAL OWNER                                WARRANTS(7)           FULL EXERCISE OF THE WARRANTS(8)
- ------------------------                        ---------------------------   --------------------------------
Viola Sommer, Jack Sommer and Eugene
  Landsberg, as trustees of the Sommer
  Trust (1)(2)(3).............................           56.859375%                      47.390210%
Jack Sommer (2)(3)............................           56.859375%                      47.390210%
London Clubs (3)..............................                50.0%                           50.0%
Alan Goodenough (3)...........................                 0.0%                            0.0%
G. Barry C. Hardy (3).........................                 0.0%                            0.0%
William Timmins (3)...........................                 0.0%                            0.0%
Roy Ramm (3)..................................                 0.0%                            0.0%
Richard J. Goeglein (4)(5)(6).................                 3.0%                            2.5%
Thomas A. Lettero (5).........................                 0.0%                            0.0%
David Attaway (5).............................                 0.0%                            0.0%
Mark A. Clayton (5)...........................                 0.0%                            0.0%
Jose Rueda (5)................................              0.1875%                       0.156274%
All Directors and Executive Officers as a
  group (9 persons)(9)........................                 100%                             90%

- ------------------------

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

(3) London Clubs owns 39.953125% of the Gaming Holdings Common Membership Interests. On November 30, 1998, London Clubs and the Sommer Trust agreed that the Sommer Trust and its affiliates shall vote their respective Holdings Common Membership Interests and cause Gaming Enterprises to vote its Holdings Common Membership Interests so that (taking into account Holdings Common Membership Interests held by London Clubs or its affiliates) London Clubs controls fifty percent of the voting power of Gaming Holdings. Mr. Alan Goodenough is Executive Chairman of London Clubs and a director of Gaming Holdings, Gaming and Capital. Mr. G. Barry C. Hardy is Chief Operating Officer of London Clubs and a director of Gaming Holdings, Gaming and Capital. William Timmins is Executive Director of London Clubs and is a director of Gaming Holdings, Gaming and Capital. Roy Ramm is Compliance and Security Director of London Clubs and a director of Gaming Holdings, Gaming and Capital. The address of London Clubs and Messrs. Goodenough, Hardy and Ramm is 10 Brick Street, London, W1J 7HQ, United Kingdom.

(4) Mr. Richard J. Goeglein, who is Chief Executive Officer, President and a director of Gaming Holdings, Gaming and Capital, beneficially owns 100% of GAI, which holds 3% of the Holdings Common Membership Interests.
    Mr. Goeglein has granted to a third party an option to acquire 15% of GAI's interest in Gaming Holdings. Mr. Goeglein's address is 3667 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

(5) The address of Messrs. Goeglein, Timmins, Lettero, Attaway, Clayton and Rueda is 3667 Las Vegas Boulevard South, Las Vegas, Nevada 89109. Mr. Rueda is a former executive of the Company.

(6) Mr. Goeglein has the right to acquire beneficial ownership of Gaming Holdings Common Membership Interests representing an aggregate of 2% of such interests, which right does not vest within 60 days. See "Item 11. Executive Compensation."

(7) Gaming Holdings owns 100% of the Common Membership Interests and Series A Preferred Interests of Gaming. The Common Membership Interests were, on closing of the Bank Credit Facility, pledged to the Bank Lenders. The
    Series A Preferred Interests were, on closing of the Notes offering, pledged to the Trustee for the benefit of the Note Holders.

(8) Gaming Enterprises owns 25% of the Gaming Holdings Common Membership Interests. Upon full exercise of the warrants issued in connection with the offering of the Notes, holders of the shares issued upon conversion of warrants will indirectly own 10% of the outstanding Holdings Common Membership Interests.

(9) Mr. Attaway resigned all his positions with the Company effective January 5, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE SALLE PRIVEE AGREEMENT

    Gaming, London Clubs and LCNI are parties to an agreement ("Salle Privee Agreement") which relates to The London Club at Aladdin. Under the Salle Privee Agreement, London Clubs has agreed to guaranty the obligations of LCNI. In consideration for the services to be furnished by LCNI under the Salle Privee Agreement, Gaming will pay to LCNI a performance-based incentive fee ("Incentive Marketing and Consulting Fee") calculated as follows: (i) 10% of The London Club at Aladdin EBITDA (defined in the Salle Privee Agreement to mean gross revenue attributable to The London Club at Aladdin, less all costs and expenses directly attributable to The London Club at Aladdin), up to and including $15.0 million of EBITDA; plus (ii) 12.5% of The London Club at Aladdin EBITDA, in excess of $15.0 million, up to and including $17.0 million; plus (iii) 25% of The London Club at Aladdin EBITDA, in excess of $17.0 million, up to and including
$20.0 million; plus (iv) 50% of The London Club at Aladdin EBITDA, in excess of $20.0 million. The foregoing thresholds will be adjusted in accordance with consumer price index changes every five years.

OTHER PAYMENTS TO CONTROLLING STOCKHOLDERS

    In consideration for certain expenses incurred by the Sommer Trust prior to February 26, 1998, relating to the management and coordination of the development of the Aladdin, Gaming reimbursed $3.0 million to the Sommer Trust on February 26, 1998. In addition, Gaming will reimburse certain ongoing out-of-pocket expenses of the Sommer Trust relating to the development of the Aladdin, not to exceed $0.9 million. In November, 1998, the Sommer Trust agreed to defer reimbursement. As of December 31, 2000, the Sommer Trust had received approximately $3.3 million of the total $3.9 million reimbursement.

    In consideration for its obligations under the Keep-Well Agreement and related arrangements, under the London Clubs Purchase Agreement, the parties agreed that London Clubs receive (a) an initial fee of 1.0% of Gaming's indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported and enhanced by the Keep-Well Agreement, which fee was paid on February 26, 1998, and (b) an annual fee of 1.5%, payable in arrears, of Gaming's annual average indebtedness with respect to a $265.0 million portion of the Bank Credit Facility, which is supported and enhanced by the Keep-Well Agreement for each relevant twelve month period ending on an anniversary of the closing date of the Bank Credit Facility, which amount shall reflect the extent, if any, by which the obligations under the Keep-Well Agreement are reduced or eliminated over time. As of December 31, 2000, the Company has accrued approximately $11.3 million in Keep-Well fees payable to London Club. Additionally, Gaming agreed to reimburse approximately $2.8 million to London Clubs for certain expenses incurred relating to the Aladdin; however, in November, 1998, London Clubs agreed to defer the payment of approximately $189,000 of this reimbursement. As of December 31, 2000, London Clubs received approximately $2.4 million of this $2.8 million reimbursement obligation.

MUSIC INDEBTEDNESS PAYMENTS BY THE SOMMER TRUST AND MR. SOMMER

    During 1998, the Sommer Trust paid approximately $260,000 to certain trade creditors on behalf of Aladdin Music, LLC ("Aladdin Music"), a subsidiary of Gaming, and Mr. Sommer individually paid $500,000 to a trade creditor on behalf of Aladdin Music. Further, during the first quarter of 1999, the Sommer Trust paid approximately $747,000 to a trade creditor on behalf of Aladdin Music. To the extent permissible, Aladdin Music has agreed, if and when Aladdin Music secures a joint venture partner and financing for the hotel casino, a previously contemplated 1,000 room hotel casino to be integrated with the Complex, to reimburse the Sommer Trust and Mr. Sommer such advanced funds.

KEEP-WELL AGREEMENT

    On February 26, 1998, London Clubs, AHL and Bazaar Holdings entered into the Keep-Well Agreement in favor of the Administrative Agent and the bank lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming from and after the Conversion Date if Gaming fails to comply with the minimum fixed charge coverage ratio set forth in the Bank Credit Facility. Under the Keep-Well Agreement, the Sponsors are not required to contribute an aggregate of more than $150 million to Gaming
($30 million in any one fiscal year) and are not required to contribute any amounts to Gaming on or after the earlier of the date on which Gaming complies with all of the financial covenants set forth in the Credit Agreement for six consecutive quarterly periods or the date on which the aggregate outstanding principal amounts of the Credit Agreement are reduced below certain amounts. The Keep-Well Agreement was amended in March, 2001. For a discussion of the amendment and payments under the Keep-Well Agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

BANK COMPLETION GUARANTY AND NOTEHOLDER COMPLETION GUARANTY

    London Clubs, the Sommer Trust and Bazaar Holdings have entered into the Bank Completion Guaranty in favor of the Bank Lenders which Jack Sommer and his spouse, Laura Sommer, each individually, joined and became a party to the Bank Completion Guaranty. Pursuant to the Bank Completion Guaranty, such parties have guaranteed, among other things, the timely completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. While holders of the Notes are not party to the Bank Completion Guaranty, London Clubs, the Sommer Trust and Bazaar Holdings have entered into the Noteholder Completion Guaranty for the benefit of the holders of the Notes. See "Note 5. Related Party Transactions and Guarantees."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of the Company and its subsidiaries have been filed as a part of this report (See "Part II, Item 8: Financial Statements and Supplementary Data"):

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 2000 and 1999;

        Consolidated Statements of Operations for the Year Ended December 31, 2000, 1999 and 1998;

        Consolidated Statements of Members' Equity for the Years Ended December 31, 2000, 1999, and 1998;

        Consolidated Statements of Cash Flows for the Year Ended December 31, 2000, 1999 and 1998; and

        Notes to Consolidated Financial Statements

(a)(2) All schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(a)(3) The following exhibits(1) are filed as part of this Form 10-K or incorporated herein by reference.

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

- ------------------------

(1) Copies of exhibits to this Form 10-K will be furnished to any requesting security holder who furnishes the Company with a list identifying the exhibits to be copied by the Company at a charge of $.25 per page. Alternatively, these exhibits can be inspected, without charge, at the Public Reference Section of the SEC located at 450 Fifth Street, NW, Washington, D.C. 20549 or accessed at the SEC internet site: http://www.sec.gov.

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

 10.7                   Credit Agreement, dated February 26, 1998, among Gaming, a syndicate of lenders ("Bank Lenders"), The Bank of Nova
                        Scotia as Administrative Agent, Merrill Lynch Capital
                        Corporation as Syndication Agent and CIBC Oppenheimer Corp.
                        as Documentation Agent is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Registration Statement on Form S-4, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 21,
                        Exhibit 10.8; First Amendment to Credit Agreement dated
                        January 29, 1999, by and among Gaming, Bank Lenders, The
                        Bank of Nova Scotia, as Administrative Agent, Merrill Lynch
                        Capital Corporation as Syndication Agent and CIBC
                        Oppenheimer Corp. as Documentation Agent is incorporated
                        herein by reference from the Company's (SEC File
                        Nos. 333-49717 and 333-49717-01) Form 10-K for the year
                        ended December 31, 1998 Part IV, Item 14, Exhibit 10.7;
                        Second Amendment to Credit Agreement, dated as of April 5,
                        1999, effective March 10, 1999, among Aladdin Gaming, LLC,
                        Various Financial Institutions, the Bank of Nova Scotia,
                        Merrill Lynch Capital Corporation and CIBC Oppenheimer Corp.
                        is incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 8-K, dated
                        April 27, 1999, Item 7(c), Exhibit 10.01; Third Amendment
                        to Credit Agreement, dated as of June 1, 2000, among Aladdin
                        Gaming, LLC, Various Financial Institutions, The Bank of
                        Nova Scotia, Merrill Lynch Capital Corporation and CIBC
                        Oppenheimer Corp. is incorporated herein by reference

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
                        from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-Q filed August 14, 2000, Part II,
                        Item 6, Exhibit 10.01; Fourth Amendment to Credit Agreement,
                        dated as of July 27, 2000, among Aladdin Gaming, LLC,
                        Various Financial Institutions, The Bank of Nova Scotia,
                        Merrill Lynch Capital Corporation and CIBC Oppenheimer Corp.
                        is incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-Q filed
                        August 14, 2000, Part II, Item 6, Exhibit 10.02; Fifth
                        Amendment to Credit Agreement, dated as of December 29,
                        2000, among Aladdin Gaming, LLC, Various Financial
                        Institutions, The Bank of Nova Scotia, Merrill Lynch Capital
                        Corporation and CIBC Oppenheimer Corp., which is attached as an exhibit.

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
                        Item 21, Exhibit 10.17.

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
 10.14                  Music Project Lease, dated February 26, 1998, between Gaming and Aladdin Music Holdings, LLC is incorporated herein by
                        reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Registration Statement on Form S-4, Amendment
                        No. 2, filed on July 22, 1998, Part II, Item 21, Exhibit
                        10.18; and Lease Termination Agreement, dated November 20,
                        2000, by and between Aladdin Gaming, LLC and Aladdin Music
                        Holdings, LLC which is attached as an exhibit.

 10.15                  Mall Project Lease, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Registration Statement on Form S-4, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 21,
                        Exhibit 10.19; and Lease Termination Agreement, dated
                        November 20, 2000, by and between Aladdin Gaming, LLC and
                        Aladdin Bazaar, LLC which is attached as an exhibit.

 10.16                  Deed of Trust, Assignment of Rents and Leases, Fixture
                        Filing and Security Agreement, dated February 26, 1998, made by Gaming to Stewart Title of Nevada, as trustee for the
                        benefit of the Bank of Nova Scotia is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Registration Statement on Form S-4, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 21,
                        Exhibit 10.20; First Amendment to Deed of Trust, Assignment
                        of Rents and Leases, Fixture Filing and Security Agreement,
                        dated as of July 27, 2000, made by and between Aladdin
                        Gaming, LLC, as Trustor, and Stewart Title of Nevada, as
                        Trustee, for the benefit of The Bank of Nova Scotia is
                        incorporated herein by reference from the Company's (SEC
                        File No. 333-49717 and 333-49717-01) Form 10-Q filed
                        August 14, 2000, Part II, Item 6, Exhibit 10.05.

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

 10.18                  Energy Service Agreement, dated September 24, 1998, between
                        Aladdin and Northwind Aladdin, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-K, for the year ended December 31,
                        1998, Part IV, Item 14, Exhibit 10.18; Amendment and
                        Agreement to the Energy Service Agreement, dated September
                        25, 1998, between Northwind Aladdin, LLC and Aladdin Gaming,
                        LLC is incorporated herein by reference from the Company's
                        (SEC File Nos.333-49717 and 333-49717-01) Form 10-Q filed on
                        August 16, 1999, Part II, Item 6, Exhibit 10.01. Second
                        Amendment and Agreement to the Energy Service Agreement,
                        dated May 28, 1999, between Northwind Aladdin, LLC and
                        Aladdin Gaming, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
                        Form 10-Q filed on August 16, 1999, Part II, Item 6,
                        Exhibit 10.02. Third Amendment and Agreement to the Energy
                        Service Agreement, dated May 28, 1999, between Northwind
                        Aladdin, LLC and Aladdin Gaming, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-Q filed on August 16, 1999, Part II,
                        Item 6, Exhibit 10.03. Energy Services Coordination
                        Agreement, dated May 28, 1999, between Aladdin Gaming, LLC and Aladdin Bazaar, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-Q filed on August 16, 1999, Part II,
                        Item 6, Exhibit 10.04. Consent and Ratification and
                        Reaffirmation Agreement, dated May 27, 1999, between The
                        Bank of Nova Scotia in its capacity as the Administrative
                        Agent for Lenders and Aladdin Gaming, LLC, is incorporated herein by reference from the Company's (SEC File
                        Nos. 333-49717 and 333-49717-01) Form 10-Q filed on August
                        16, 1999, Part II, Item 6, Exhibit 10.05. Subordination
                        Non-disturbance and Attornment Agreement and Consent, dated
                        June 7, 1999 between The Bank of Nova Scotia, as the
                        Administrative Agent for the Aladdin Lenders, Northwind
                        Aladdin LLC, Aladdin Gaming, LLC and State Street Bank and
                        Trust

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

 10.34                  Employment Agreement, dated July 1, 1997, between Gaming and
                        Jose A. Rueda is incorporated herein by reference from the
                        Company's (SEC File Nos. 333-49717 and 333-49717-01)
                        Registration Statement on Form S-4, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 21, Exhibit 10.40. Amendment
                        No. 2 to the Employment Agreement between Aladdin Gaming,
                        LLC, Aladdin Gaming Holdings, LLC and Jose A. Rueda dated
                        January 27, 1999 is incorporated herein by reference from
                        the Company's (SEC File Nos. 333-49717 and 333-49717-01)
                        Form 10-Q filed May 13, 1999, Part II, Item 6, Exhibit
                        10.03; Amendment No. 3 to the Employment Agreement between
                        Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and Jose
                        A. Rueda, dated August 31, 2000, is incorporated herein by reference from the Company's)(SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-Q filed November 14, 2000, Part II,
                        Item 6, Exhibit 10.01.

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
 10.35                  FF&E Commitment Letter, dated January 23, 1998, between
                        Gaming and General Electric Capital Corporation is
                        incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Registration Statement
                        on Form S-4, filed April 9, 1998, Part II, Item 21,
                        Exhibit 10.41; Facilities Agreement between General Electric
                        Capital Corporation and Gaming, dated June 26, 1998, is
                        incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-Q filed
                        August 14, 1998, Part II, Item 6, Exhibit 10.01; Amendment
                        No. 1 to Facilities Agreement between General Electric
                        Capital Corporation and Gaming, dated September 2, 1998 is incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-K for the year ended December 31, 1998, Part IV, Item 14, Exhibit 10.35;
                        Agreement of Amendment, dated as of June 2, 2000, among
                        General Electric Capital Corporation, GMAC Commercial
                        Mortgage Corporation and Aladdin Gaming, LLC is incorporated herein by reference from the Company's (SEC File
                        Nos. 333-49717 and 333-49717-01) Form 10-Q filed August 14,
                        2000, Part II, Item 6, Exhibit 10.03; Agreement of
                        Amendment No. 3 dated as of July 27, 2000, among General
                        Electric Capital Corporation, GMAC Commercial Mortgage
                        Corporation and Aladdin Gaming, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-Q Filed August 14, 2000, Part II,
                        Item 6, Exhibit 10.04; Agreement of Amendment No. 4, dated as of December 29, 2000, among General Electric Capital
                        Corporation, GMAC Commercial Mortgage Corporation and
                        Aladdin Gaming, LLC which is attached as an exhibit.

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

 10.40                  Employment Agreement dated February 25, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and William
                        Timmins is incorporated herein by reference from the
                        Company's (SEC File Nos. 333-49717 and 333-49717-01) Form
                        10-K filed March 30, 2000, Part IV, Item 14, Exhibit 10.40;
                        Amendment No. 1 to the Employment Agreement of William
                        Timmins, dated as of May 24, 2000, between Aladdin Gaming,
                        LLC, Aladdin Gaming Holdings, LLC and William Timmins is
                        incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-Q filed August
                        14, 2000, Part II, Item 6, Exhibit 10.07.

 10.41                  Employment Agreement dated December 31, 1999 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and David Attaway
                        is incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-K filed March
                        30, 2000, Part IV, Item 14, Exhibit 10.41.

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
 10.42                  Employment Agreement dated January 31, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Barbara Falvey
                        is incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-K filed March
                        30, 2000, Part IV, Item 14, Exhibit 10.42.

 10.43                  Employment Agreement dated March 7, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Thomas A.
                        Lettero is incorporated herein by reference from the
                        Company's (SEC File Nos. 333-49717 and 333-49717-01) Form
                        10-K filed March 30, 2000, Part IV, Item 14, Exhibit 10.43.

 10.44                  Letter Agreement, dated December 10, 1999, between the Trust under Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International plc, London Clubs Nevada Inc., Aladdin Gaming
                        Holdings, LLC, Sommer Enterprises, LLC, Aladdin Gaming
                        Enterprises, LLC, GAI, LLC and Aladdin Holdings, LLC; Letter
                        Agreement, dated February 23, 2000, between the Trust Under
                        Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International plc, London Clubs Nevada, Inc., Aladdin Gaming
                        Holdings, LLC, Sommer Enterprises, LLC, Aladdin Gaming
                        Enterprises, Inc. and GAI, LLC is incorporated herein by
                        reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-K filed March 30, 2000, Part IV, Item
                        14, Exhibit 10.44.

 10.45                  Amendment of Agreements, effective as of July 27, 2000, by and among Aladdin Gaming, LLC, Various Financial
                        Institutions and The Bank of Nova Scotia is incorporated
                        herein by reference from the Company's (SEC File Nos.
                        333-49717 and 333-49717-01) Form 10-Q filed August 14, 2000,
                        Part II, Item 6, Exhibit 10.06.

 10.46                  Employment Agreement of Patricia Becker, dated as of July
                        27, 2000, between Aladdin Gaming, LLC, Aladdin Gaming
                        Holdings, LLC and Patricia Becker is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-Q filed August 14, 2000, Part II, Item
                        6, Exhibit 10.08.

 21.01                  List of Subsidiaries which is attached as an exhibit.

- ------------------------

(b) Reports on Form 8-K. During the fourth quarter of the fiscal year ended December 31, 2000, the Company did not file any Current Report on Form 8-K.

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

REGISTRANT:                                            ALADDIN GAMING HOLDINGS, LLC

April 2, 2001

                                                       By:           /s/ RICHARD J. GOEGLEIN
                                                            -----------------------------------------
                                                             Richard J. Goeglein PRESIDENT AND CHIEF
                                                              EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                                                             OFFICER)

April 2, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2001                                          By:               /s/ JACK SOMMER
                                                            -----------------------------------------
                                                                Jack Sommer, CHAIRMAN OF THE BOARD

April 2, 2001                                          By:           /s/ RICHARD J. GOEGLEIN
                                                            -----------------------------------------
                                                               Richard J. Goeglein, CHIEF EXECUTIVE
                                                                  OFFICER, PRESIDENT AND MANAGER

April 2, 2001                                          By:            /s/ THOMAS A. LETTERO
                                                            -----------------------------------------
                                                            Thomas A. Lettero, CHIEF FINANCIAL OFFICER
                                                                    AND SENIOR VICE PRESIDENT
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

April 2, 2001                                          By:             /s/ ALAN GOODENOUGH
                                                            -----------------------------------------
                                                                     Alan Goodenough, MANAGER

April 2, 2001                                          By:            /s/ G. BARRY C. HARDY
                                                            -----------------------------------------
                                                                    G. Barry C. Hardy, MANAGER

April 2, 2001                                          By:             /s/ WILLIAM TIMMINS
                                                            -----------------------------------------
                                                            William Timmins, EXECUTIVE VICE PRESIDENT
                                                                           AND MANAGER

April 2, 2001                                          By:               /s/ VIOLA SOMMER
                                                            -----------------------------------------
                                                                      Viola Sommer, MANAGER

April 2, 2001                                          By:                 /s/ ROY RAMM
                                                            -----------------------------------------
                                                                        Roy Ramm, MANAGER

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

REGISTRANT:                                            ALADDIN CAPITAL CORP.

April 2, 2001                                          By:           /s/ RICHARD J. GOEGLEIN
                                                            -----------------------------------------
                                                             Richard J. Goeglein, PRESIDENT AND CHIEF
                                                              EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                                                             OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2001                                          By:               /s/ JACK SOMMER
                                                            -----------------------------------------
                                                                Jack Sommer, CHAIRMAN OF THE BOARD

April 2, 2001                                          By:           /s/ RICHARD J. GOEGLEIN
                                                            -----------------------------------------
                                                               Richard J. Goeglein, CHIEF EXECUTIVE
                                                                 OFFICER, PRESIDENT AND DIRECTOR

April 2, 2001                                          By:            /s/ THOMAS A. LETTERO
                                                            -----------------------------------------
                                                            Thomas A. Lettero, CHIEF FINANCIAL OFFICER
                                                                    AND SENIOR VICE PRESIDENT
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

April 2, 2001                                          By:             /s/ ALAN GOODENOUGH
                                                            -----------------------------------------
                                                                    Alan Goodenough, DIRECTOR

April 2, 2001                                          By:            /s/ G. BARRY C. HARDY
                                                            -----------------------------------------
                                                                   G. Barry C. Hardy, DIRECTOR

April 2, 2001                                          By:             /s/ WILLIAM TIMMINS
                                                            -----------------------------------------
                                                            William Timmins, EXECUTIVE VICE PRESIDENT
                                                                           AND DIRECTOR

April 2, 2001                                          By:               /s/ VIOLA SOMMER
                                                            -----------------------------------------
                                                                      Viola Sommer, DIRECTOR

April 2, 2001                                          By:                 /s/ ROY RAMM
                                                            -----------------------------------------
                                                                        Roy Ramm, DIRECTOR

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

 3.4                    Articles of Incorporation of Aladdin Gaming Enterprises,
                        Inc. ("Enterprises") are incorporated herein by reference
                        from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Registration Statement on Form S-4 filed on
                        April 9, 1998, Part II, Item 21, Exhibit 3.4; Amendment No.
                        1 to Articles of Incorporation of Enterprises is
                        incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Registration Statement
                        on Form S-4 filed on April 9, 1998, Part II, Item 21,
                        Exhibit 35.

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

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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
                        Exhibit 10.7.

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
 10.7                   Credit Agreement, dated February 26, 1998, among Gaming, a syndicate of lenders ("Bank Lenders"), The Bank of Nova
                        Scotia as Administrative Agent, Merrill Lynch Capital
                        Corporation as Syndication Agent and CIBC Oppenheimer Corp.
                        as Documentation Agent is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Registration Statement on Form S-4, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.8;
                        First Amendment to Credit Agreement dated January 29, 1999, by and among Gaming, Bank Lenders, The Bank of Nova Scotia, as Administrative Agent, Merrill Lynch Capital Corporation
                        as Syndication Agent and CIBC Oppenheimer Corp. as
                        Documentation Agent is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
                        Form 10-K for the year ended December 31, 1998 Part IV, Item
                        14, Exhibit 10.7; Second Amendment to Credit Agreement,
                        dated as of April 5, 1999, effective March 10, 1999, among
                        Aladdin Gaming, LLC, Various Financial Institutions, the
                        Bank of Nova Scotia, Merrill Lynch Capital Corporation and
                        CIBC Oppenheimer Corp. is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 8-K, dated April 27, 1999, Item 7(c),
                        Exhibit 10.01; Third Amendment to Credit Agreement, dated as of June 1, 2000, among Aladdin Gaming, LLC, Various
                        Financial Institutions, The Bank of Nova Scotia, Merrill
                        Lynch Capital Corporation and CIBC Oppenheimer Corp. is
                        incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-Q filed August
                        14, 2000, Part II, Item 6, Exhibit 10.01; Fourth Amendment
                        to Credit Agreement, dated as of July 27, 2000, among
                        Aladdin Gaming, LLC, Various Financial Institutions, The
                        Bank of Nova Scotia, Merrill Lynch Capital Corporation and
                        CIBC Oppenheimer Corp. is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-Q filed August 14, 2000, Part II, Item
                        6, Exhibit 10.02; Fifth Amendment to Credit Agreement, dated as of December 29, 2000, among Aladdin Gaming, LLC, Various
                        Financial Institutions, The Bank of Nova Scotia, Merrill
                        Lynch Capital Corporation and CIBC Oppenheimer Corp., which is attached as an exhibit.

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
                        Exhibit 10.14.

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

 10.14                  Music Project Lease, dated February 26, 1998, between Gaming and Aladdin Music Holdings, LLC is incorporated herein by
                        reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Registration Statement on Form S-4, Amendment
                        No. 2, filed on July 22, 1998, Part II, Item 21, Exhibit
                        10.18.; and Lease Termination Agreement, dated November 20,
                        2000, by and between Aladdin Gaming, LLC and Aladdin Music
                        Holdings, LLC which is attached as an exhibit.

 10.15                  Mall Project Lease, dated February 26, 1998, between Gaming and Aladdin Bazaar, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333- 49717 and
                        333-49717-01) Registration Statement on Form S-4, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 21, Exhibit
                        10.19.; and Lease Termination Agreement, dated November 20,
                        2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar,
                        LLC which is attached as an exhibit.

 10.16                  Deed of Trust, Assignment of Rents and Leases, Fixture
                        Filing and Security Agreement, dated February 26, 1998, made by Gaming to Stewart Title of Nevada, as trustee for the
                        benefit of the Bank of Nova Scotia is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Registration Statement on Form S-4, Amendment
                        No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.20;
                        First Amendment to Deed of Trust, Assignment of Rents and
                        Leases, Fixture Filing and Security Agreement, dated as of
                        July 27, 2000, made by and between Aladdin Gaming, LLC, as
                        Trustor, and Stewart Title of Nevada, as Trustee, for the
                        benefit of The Bank of Nova Scotia is incorporated herein by reference from the Company's (SEC File No. 333-49717 and
                        333-49717-01) Form 10-Q filed August 14, 2000, Part II, Item
                        6, Exhibit 10.05.

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

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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
                        Part II, Item 6, Exhibit 10.01.

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

 10.34                  Employment Agreement, dated July 1, 1997, between Gaming and
                        Jose A. Rueda is incorporated herein by reference from the
                        Company's (SEC File Nos. 333-49717 and 333-49717-01)
                        Registration Statement on Form S-4, Amendment No. 1, filed
                        June 10, 1998, Part II, Item 21, Exhibit 10.40. Amendment
                        No. 2 to the Employment Agreement between Aladdin Gaming,
                        LLC, Aladdin Gaming Holdings, LLC and Jose A. Rueda dated
                        January 27, 1999 is incorporated herein by reference from
                        the Company's (SEC File Nos. 333-49717 and 333-49717-01)
                        Form 10-Q filed May 13, 1999, Part II, Item 6, Exhibit
                        10.03; Amendment No. 3 to the Employment Agreement between
                        Aladdin Gaming, LLC, Aladdin Gaming Holdings, LLC and Jose
                        A. Rueda, dated August 31, 2000, is incorporated herein by reference from the Company's) (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-Q filed November 14, 2000, Part II,
                        Item 6, Exhibit 10.01.

 10.35                  FF&E Commitment Letter, dated January 23, 1998, between
                        Gaming and General Electric Capital Corporation is
                        incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Registration Statement
                        on Form S-4, filed April 9, 1998, Part II, Item 21, Exhibit
                        10.41; Facilities Agreement between General Electric Capital
                        Corporation and Gaming, dated June 26, 1998, is incorporated herein by reference from the Company's (SEC File Nos. 333-
                        49717 and 333-49717-01) Form 10-Q filed August 14, 1998,
                        Part II, Item 6, Exhibit 10.01; Amendment No. 1 to
                        Facilities Agreement between General Electric Capital
                        Corporation and Gaming, dated September 2, 1998 is
                        incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-K for the year ended December 31, 1998, Part IV, Item 14, Exhibit 10.35;
                        Agreement of Amendment, dated as of June 2, 2000, among
                        General Electric Capital Corporation, GMAC Commercial
                        Mortgage Corporation and Aladdin Gaming, LLC is incorporated herein by reference from the Company's (SEC File Nos.
                        333-49717 and 333-49717-01) Form 10-Q filed August 14, 2000,
                        Part II, Item 6, Exhibit 10.03; Agreement of Amendment No. 3
                        dated as of July 27, 2000, among General Electric Capital
                        Corporation, GMAC Commercial Mortgage Corporation and
                        Aladdin Gaming, LLC is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and 333-49717-01)
                        Form 10-Q Filed August 14, 2000, Part II, Item 6, Exhibit
                        10.04; Agreement of Amendment No. 4, dated as of December
                        29, 2000, among General Electric Capital Corporation, GMAC
                        Commercial Mortgage Corporation and Aladdin Gaming, LLC
                        which is attached as an exhibit.

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
                        No. 1, filed June 10, 1998, Part II, Item 21, Exhibit 10.42.

       EXHIBIT
         NO.                                    DESCRIPTION
       -------                                  -----------
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

 10.40                  Employment Agreement dated February 25, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and William
                        Timmins is incorporated herein by reference from the
                        Company's (SEC File Nos. 333-49717 and 333-49717-01) Form
                        10-K filed March 30, 2000, Part IV, Item 14, Exhibit 10.40;
                        Amendment No. 1 to the Employment Agreement of William
                        Timmins, dated as of May 24, 2000, between Aladdin Gaming,
                        LLC, Aladdin Gaming Holdings, LLC and William Timmins is
                        incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-Q filed August
                        14, 2000, Part II, Item 6, Exhibit 10.07.

 10.41                  Employment Agreement dated December 31, 1999 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and David Attaway
                        is incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-K filed March
                        30, 2000, Part IV, Item 14, Exhibit 10.41.

 10.42                  Employment Agreement dated January 31, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Barbara Falvey
                        is incorporated herein by reference from the Company's (SEC
                        File Nos. 333-49717 and 333-49717-01) Form 10-K filed March
                        30, 2000, Part IV, Item 14, Exhibit 10.42.

 10.43                  Employment Agreement dated March 7, 2000 between Aladdin
                        Gaming Holdings, LLC, Aladdin Gaming, LLC and Thomas A.
                        Lettero is incorporated herein by reference from the
                        Company's (SEC File Nos. 333-49717 and 333-49717-01) Form
                        10-K filed March 30, 2000, Part IV, Item 14, Exhibit 10.43.

 10.44                  Letter Agreement, dated December 10, 1999, between the Trust under Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International plc, London Clubs Nevada Inc., Aladdin Gaming
                        Holdings, LLC, Sommer Enterprises, LLC, Aladdin Gaming
                        Enterprises, LLC, GAI, LLC and Aladdin Holdings, LLC; Letter
                        Agreement, dated February 23, 2000, between the Trust Under
                        Article Sixth u/w/o Sigmund Sommer, London Clubs
                        International plc, London Clubs Nevada, Inc., Aladdin Gaming
                        Holdings, LLC, Sommer Enterprises, LLC, Aladdin Gaming
                        Enterprises, Inc. and GAI, LLC is incorporated herein by
                        reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-K filed March 30, 2000, Part IV, Item
                        14, Exhibit 10.44.

 10.45                  Amendment of Agreements, effective as of July 27, 2000, by and among Aladdin Gaming, LLC, Various Financial
                        Institutions and The Bank of Nova Scotia is incorporated
                        herein by reference from the Company's (SEC File Nos.
                        333-49717 and 333-49717-01) Form 10-Q filed August 14, 2000,
                        Part II, Item 6, Exhibit 10.06.

 10.46                  Employment Agreement of Patricia Becker, dated as of July
                        27, 2000, between Aladdin Gaming, LLC, Aladdin Gaming
                        Holdings, LLC and Patricia Becker is incorporated herein by reference from the Company's (SEC File Nos. 333-49717 and
                        333-49717-01) Form 10-Q filed August 14, 2000, Part II, Item
                        6, Exhibit 10.08.

 21.01                  List of Subsidiaries which is attached as an exhibit.