Form 10-Q
period 2001-03-31
ALADDIN GAMING HOLDING LLC
filed 2001-05-15
CIK 1059127

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-49717 and 333-49717-01

ALADDIN GAMING HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0379607 (I.R.S. Employer Identification No.)
3667 Las Vegas Boulevard South, Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)

(702) 785-5555
(Registrant's telephone number, including area code)

ALADDIN CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0379606 (I.R.S. Employer Identification No.)
3667 Las Vegas Boulevard South, Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)

(702) 785-5555
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

Aladdin Gaming Holdings, LLC
Not applicable
 Aladdin Capital Corp.
2,500 shares of common stock, no par value as of March 31, 2001.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(In Thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,540	$20,209
Restricted cash and cash equivalents	17,579	19,414
Receivables, related parties	1,022	683
Accounts receivables, net of allowance for doubtful accounts of $6,622 and $6,483 as of March 31, 2001 and December 31, 2000, respectively	18,492	30,440
Inventory	3,594	4,227
Prepaid assets	6,375	7,443

Total current assets	72,602	82,416

Property, plant and equipment, net	647,535	657,470

Other assets:
Other assets, net of accumulated amortization of $852 and $650 as of March 31, 2001 and December 31, 2000, respectively	1,169	1,371
Debt issuance costs, net of accumulated amortization of $12,850 and $11,212 as of March 31, 2001 and December 31, 2000, respectively	30,757	31,595

Total other assets	31,926	32,966

Total assets	$752,063	$772,852

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$23,950
Current portion of energy service obligation	555	578
Accounts payable-trade	6,510	12,285
Construction payable	11,558	9,424
Accrued payroll and related expenses	9,547	9,865
Accrued interest	7,510	8,298
Other accrued expenses	26,441	27,014

Total current liabilities	87,121	91,414

Long-term debt, net of discount	601,622	601,821
Interest rate collar payable	19,247	—
Energy service obligation	35,981	36,127
Related party payables and other liabilities	12,448	11,467
Advances to purchase membership interests	2	2

Total long-term liabilities	669,300	649,417

Total liabilities	756,421	740,831
Commitments and contingencies
Members' equity:
Preferred membership interest	180,264	158,642
Common membership interest, 10,000,000 common membership interests authorized; 1,000,000 common membership interests issued and outstanding as of March 31, 2001 and December 31, 2000	58,608	58,608
Accumulated deficit	(243,230)	(185,229)

Total members' equity	(4,358)	32,021

Total liabilities and members' equity	$752,063	$772,852

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(In Thousands)

	For the three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Revenues:
Casino	$33,124	$—
Hotel	28,117	—
Food and beverage	18,361	—
Entertainment and other income	2,919	—

Gross revenues	82,521	—
Less: promotional allowances	(8,826)	—

Net revenues	73,695	—

Costs and expenses:
Casino	25,977	—
Hotel	5,918	—
Food and beverage	9,769	—
Other operating expenses	441	—
Selling, general and administrative	23,255	—
Pre-opening expenses	—	4,301
Depreciation and amortization	13,982	—

Total costs and expenses	79,342	4,301

Loss from operations	(5,647)	(4,301)

Other income (expense):
Interest income	221	1,038
Interest expense	(22,508)	(14,004)
Interest rate collar expense	(8,537)	—
Capitalized interest	—	12,666

Total other expense, net	(30,824)	(300)

Accumulated effect of change in accounting principle	(10,709)	—

Net loss	$(47,180)	$(4,601)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(In Thousands)

	For the three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(47,180)	$(4,601)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,982	78
Amortization of debt costs	1,638	945
Amortization of lease costs	202	—
Amortization of original issue discount	6,326	5,405
Interest rate collar payable	19,247	—
Changes in operating assets and liabilities:
Interest receivable	—	74
Inventory	633	—
Prepaid expense	1,068	173
Receivables, net	11,609	3
Other assets	—	(150)
Accounts payable-trade	(5,775)	11,835
Accrued payroll and related expenses	(318)	—
Other accrued expenses	(573)	(476)
Accrued interest	(788)	(229)
Related party payable	981	982

Net cash provided by operating activities	$1,052	$14,039

Cash flows from investing activities:
Payments for construction in progress	$(1,762)	$(58,363)
Payments for furniture and equipment	(150)	—
(Increase) decrease in restricted cash	1,835	22,341

Net cash used in investing activities	(77)	(36,022)

Cash flows from financing activities:
Proceeds from issuance of notes	—	—
Proceeds from issuance of long-term debt	—	—
Repayment of long-term debt	(5,644)	—
Debt issuance costs	(800)	—
Members' contributions	10,800	20,614
Members' equity costs	—	—
Payment of debt on contributed land	—	—

Net cash used by financing activities	4,356	20,614

Net increase (decrease) in cash	5,331	(1,369)
Cash and cash equivalents at beginning of period	20,209	1,669

Cash and cash equivalents at end of period	$25,540	$300

The accompanying notes to these consolidated financials statements are an integral part of these consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(CONTINUED)
(In Thousands)

	For the three months ended March 31,
	2001	2001
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest, net of amount capitalized	$14,320	$(6,003)
Members' contributions-book value Land	—	—
Construction in progress	—	—
Equipment acquired equal to assumption of debt	—	—
Non-cash investing and financing activities:
Increase in construction payables	2,134	17,219
Preferred dividends	10,822	4,926

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

1.  Nature of Business and Summary of Significant Accounting Policies

The Company

    The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Aladdin Gaming Holdings, LLC ("Gaming Holdings") and its wholly-owned subsidiaries, Aladdin Gaming, LLC ("Gaming") Aladdin Capital Corp., and Aladdin Music Holdings, LLC (collectively, "Company"). The Company commenced operations on August 18, 2000.

Principles of Presentation

    The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2000 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financials be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Gaming Holdings' annual financial statements except as modified for interim accounting policies. The interim condensed consolidated financial information is unaudited.

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

Reclassification

    Certain amounts in the 2000 Condensed Consolidated Financial Statements have been reclassified to conform with the presentation for the year 2001. These reclassifications had no effect on the Company's net income.

Promotional Allowances

    Promotional allowances represent goods and services given to customers as inducements to gamble which, if sold, would be accounted for as revenue. Examples of promotional allowances include rooms, food, beverages and entertainment. The cost of providing promotional allowances is included in costs and expenses.

Revenues and Expenses

    Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of incentive discounts to casino patrons, players' club point accruals and accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage, and other items provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The costs of such complimentaries are included in hotel, food and beverage expenses in the accompanying Condensed Consolidated Statements of Operations.

Property and Equipment

    Property and equipment are stated at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred.

    Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and Leasehold Improvements	39 years
Furniture and Equipment	5 years
Energy Service Asset	17-20 years

2.  Business Description and Basis of Presentation

    Gaming Holdings through its wholly-owned subsidiary, Gaming developed, constructed and began operating a new hotel and casino on August 18, 2000, the Aladdin Resort and Casino ("Aladdin"), as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Gaming is evaluating its options in connection with an approximately 5-acre parcel of land which evaluation includes selling the parcel. There can be no assurances that Gaming can reach a definitive agreement for the sale of the parcel.

3.  Classes of Interest

    As of March 31, 2001, Gaming Holdings Common Membership Interests were held: 39.953125% by London Clubs of Nevada Inc., a subsidiary of London Clubs; 31.859375% by Sommer Enterprises, LLC ("Sommer Enterprises"), an entity controlled by the Sommer Trust; 25.0% by Aladdin Gaming Enterprises, Inc., an entity owned by Sommer Enterprises; 3.0% by GAI, LLC, an entity owned by Richard J. Goeglein, the Company's Chief Executive Officer; and 0.1875% by Jose Rueda, a former executive of the Company.

    As of March 31, 2001, Gaming Holdings has Preferred Membership Interests comprised of the following:

	London Clubs Nevada, Inc.	Sommer Enterprises, LLC	Total
	(In Thousands)
Series A	$136,468	$6,482	$142,950
Series CC	3,698	—	3,698
Series D	26,260	—	26,260
Series E	—	7,356	7,356

TOTAL	$166,426	$13,838	$180,264

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

    If cash equity contributions are made to Gaming Holdings pursuant to the Keep-Well Agreement, Series A Preferred Membership Interests, or in the case of any payment required by London Clubs to repay in part Gaming's Bank Credit Facility pursuant to Section 13 of the Keep-Well Agreement, Series B Preferred Membership Interests, shall be issued in return for such cash equity contributions. As of March 31, 2001, 108,000 Series A and no Series B Preferred Membership Interests were issued pursuant to the Keep-Well Agreement.

4.  Income Taxes

    Gaming Holdings will file federal information tax returns only. Each member reports taxable income or loss on their respective tax returns.

5.  Impact of Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. In July, 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. In June 2000, the FASB issued SFAS 138 which amended certain sections of SFAS 133. During the quarter ended March 31, 2001, Gaming changed its method of accounting for interest rate collars to comply with SFAS 133. Gaming's interest rate collars do not qualify for accounting hedges according to SFAS 133, and accordingly, changes to the fair value of the interest rate collars are recognized in earnings. On January 1, 2001, Gaming recorded a liability of $10.7 million for the fair value of its interest rate collars at that date with a corresponding cumulative effect adjustment in the Condensed Consolidated Statement of Operations. As of March 31, 2001, the fair value of Gaming's interest rate collars was a liability of $19.2 million, and Gaming recorded the change in fair market value of $8.5 million to Interest Rate Collars Expense and corresponding liability in the Condensed Consolidated Financial Statements.

    In November 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Company adopted EITF 00-14 in the first quarter 2001. The amount of "free plays" and coupons to date has not been significant. The Company's accounting policy related to free or discounted rooms, food and beverage and other services already complies with EITF 00-14.

    In February 2001, the EITF reached a partial consensus on EITF 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." The consensus requires that vendors recognize the cash rebate or refund obligation association with time- or volume-based cash rebates as a reduction of revenue based on a "systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund." The liability for such obligations should be based on the estimate amount of rebates or refunds to be ultimately earned, including an estimation of "breakage" if it can be reasonably estimated. The consensus is applicable beginning in the first quarter of 2001. The Company's players' club allows customers to earn certain complimentary services and/or cash rebates based on the volume of the customers' gaming activity. The Company adopted EITF 00-22 in the first quarter 2001. The Company reduced casino revenues by $.8 million for the three months ended March 31, 2001, which represented the estimated increase in value related to the slot club points to be ultimately earned.

6.  Related Party Transactions

    Since January 1, 2000, LCNI has funded approximately $870,880 of deposits relating to the payment for certain furniture, fixtures and equipment that is leased under Gaming's operating lease facility with General Electric Capital Corporation. The deposits will be refunded directly to LCNI by the lessors and therefore such amount has not been reflected in the accompanying financial statements. As of March 31, 2001, $466,602 has been refunded directly to LCNI.

7.  Long-Term Debt Interest Rate Swaps

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

    Beginning June 30, 1999, Gaming had the following interest rate swaps, interest rate ceilings and floor caps, and related notional amounts in effect: (i) an interest rate swap with an original notional amount of $114 million increasing to a maximum of $222.5 million whereby interest is fixed at 5.50% through March 31, 2000. After March 31, 2000, an interest rate collar with a notional amount of $250 million, a maximum and minimum interest rate of 7.5% and 5.15%, respectively, went into effect and mature on September 30, 2006; and (ii) an interest rate collar with a notional amount of $160 million, a maximum rate of 8.00%, a minimum rate of 5.15% and a maturity date of March 31, 2003. All rates noted above are LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans.

    Beginning July 20, 2000, Gaming has the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million ($232.8 million at March 31, 2001), a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million ($158.0 million at March 31, 2001), a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-months LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans.

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

8.  Commitments and Contingencies

    As of March 31, 2001, the Company had accrued approximately $11.6 million in construction payables. In May 2001, the Company paid $8.0 million of such amount. The Company currently expects to finalize payments of the balance during the second quarter 2001.

    In December 2000, Aladdin Bazaar, LLC ("Bazaar") initiated an arbitration against Gaming alleging various defaults by Gaming under the respective agreements between the parties. Gaming has filed its counter-claims against Bazaar. Such arbitration is continuing, with the parties currently developing a discovery plan and the arbitration hearings have been tentatively set to commence in mid-January 2002.

    In December 2000, Korte-Bellew & Associates ("KBA") initiated in Nevada State District Court action seeking foreclosure on its mechanic's lien and payment of approximately $7.8 million. Pursuant to the construction contract between Gaming and KBA, the matter has been removed from the District Court and the parties will attempt mediation, and if the mediation does not result in agreement between the parties, the matter will be sent to binding arbitration to determine the disputes.

9.  Liquidity

    As of May 7, 2001, the Company had unrestricted funds available of approximately $9.0 million. The estimated principal and interest payments pursuant to the Bank Credit Facility for the next twelve months are as follows:

Due Date	Form	Amount
6/29/01	Principal	$4.8 million
6/29/01	Interest	$0.1 million
7/31/01	Interest	$8.8 million
9/28/01	Principal	$5.8 million
9/28/01	Interest	$0.1 million
10/31/01	Interest	$8.8 million
12/31/01	Principal	$5.8 million
12/31/01	Interest	$0.1 million
1/31/02	Interest	$8.5 million
3/31/02	Principal	$5.8 million
3/31/02	Interest	$0.1 million
5/1/02	Interest	$8.3 million

TOTAL		$57.0 million

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

Due Date	Form	Amount
6/1/01	Principal	$.65 million
6/1/01	Lease Payment	$3.35 million
6/1/01	Interest	$.47 million
9/3/01	Principal	$.65 million
9/3/01	Lease Payment	$3.25 million
9/3/01	Interest	$.42 million
12/1/01	Principal	$.70 million
12/1/01	Lease Payment	$3.24 million
12/1/01	Interest	$.40 million
3/1/02	Principal	$.70 million
3/1/02	Lease Payment	$3.23 million
3/1/02	Interest	$.38 million

TOTAL		$17.44 million

    The Company estimates that unrestricted cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all the principal and interest payments on the Company's debt for the next twelve months. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which may include incurring additional indebtedness, to the extent permitted under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. In order for the Company to fund all the principal and interest payments, the Company will continue to rely on payments by the Sponsors pursuant to the Keep-Well Agreement. However, there can be no assurances that the Company or the Sponsors will be able to improve the Company's current liquidity or that the Sponsors will continue to perform pursuant to the Keep-Well Agreement. In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company will be able to continue as a going concern. The Company's auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000, which expresses substantial doubt about the Company's ability to continue as a going concern.

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

    London Clubs International plc ("London Clubs"), the Sommer Trust, Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is indirectly owned 99% by the Sommer Trust, Jack Sommer, the Company's Chairman of the Board, and his spouse Laura Sommer are guarantors under a completion guaranty ("Bank Completion Guaranty") for the benefit of the lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant of the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not entitled to the benefit of the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's financial results for the quarter ended March 31, 2001, it is estimated that approximately $13.3 million will be due from the Sponsors under the Keep-Well Agreement ("First Quarter 2001 Keep-Well Payment"). During May, 2001, the Sponsors partially funded the First Quarter 2001 Keep-Well Payment as follows: $1.9 million Sommer Trust; and $1.5 million London Clubs and the Sponsors collectively had previously pre-funded $1.2 million on March 30, 2001. The $8.7 million remaining balance of the First Quarter 2001 Keep-Well Payment is due on or before May 29, 2001. There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement.

10. Liquidity and Management's Plan

    Absent an improvement in Gaming's operating results or further cash equity contributions to Gaming pursuant to the Keep-Well Agreement, Gaming estimates that, based on its year-to-date financial results, it may not be in compliance with the quarter ended June 30, 2001, financial covenant levels contained in the Bank Credit Facility and the FF&E Facility, as amended. The Company estimates that cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all the principal and interest payments on the Company's debt for the next twelve months.

    In order for the Company to fund all of its principal and interest payments, the Company will continue to rely on payments from its Sponsors, pursuant to the Keep-Well Agreement. Further, the Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which alternatives may include incurring additional indebtedness, to the extent permissible under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or equity infusions from either a third party and/or the Sponsors.

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

    As of March 31, 2001, Gaming Holdings common membership interests ("Holdings Common Membership Interests") were held 39.953125% by London Clubs Nevada Inc ("LCNI"), a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

    Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to herein as "Company."

    The operations of the Company have been primarily limited to the design, development, construction and, as of August 18, 2000, the operation of a new Aladdin Resort & Casino ("Aladdin"). The Aladdin is the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex"). The Aladdin includes a hotel which has 2,567 rooms ("Hotel"), an approximately 116,000 square foot Casino ("Casino"), five restaurants and one leased restaurant. The Casino's main gaming area contains approximately 2,165 slot machines, 68 table games, keno and a race and sports book facility. Included on a separate level of the Casino is an approximately 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that contains approximately 30 high denomination table games and approximately 85 high denomination slot machines. The Hotel will contain an approximately 32,000 square foot spa, which is currently being constructed, and will be operated, by a subsidiary of Steiner Leisure Limited, and is expected to be completed in the fourth quarter, 2001. The Complex is comprised of: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the renovated 7,000 seat Theater for the Performing Arts ("Theater"); and (iv) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Sommer Trust.

Results of Operations

Three Months Ended March 31, 2001

    Until August 18, 2000, the Company was in the development stage and did not have any historical operating income as there were no operating revenues. Prior to August 18, 2000, the Company's operating expenses primarily consisted of interest, amortization costs, expenses related to the Notes and pre-opening costs. Due to the short operating period, there will not be a comparative discussion of prior periods included in this Form 10-Q. Historical results may not be indicative of future operating results.

    For the quarter ended March 31, 2001, the Aladdin produced gross revenues of $82.5 million. Casino revenue (which includes both the main Casino and The London Club at Aladdin) represented 40% of gross revenue, hotel 34% of gross revenue, food and beverage 22% of gross revenue, and entertainment and other revenue 4% of gross revenue. The net loss for the quarter was $47.2 million including the recording of an Accumulated effect of change in accounting principle expense of $10.7 million and an Interest rate collar expense of $8.5 million related to the adoption of SFAS No. 133.

Revenues

    The Casino revenues (inclusive of The London Club at Aladdin) of $33.1 million were derived $15.8 million from slot operations, $16.8 million from table games and $.5 million from other sources of gaming revenue. The London Club at Aladdin produced $7.3 million of Casino revenues, $6.7 million from table games and $.6 million from slot operations.

    The overall table games gross win percentage was 14.5% for the quarter ended March 31, 2001, while the average daily win per table game was $2,115. The Company expects the normal gross win percentage to be approximately 17.5% for table games. The overall average slot gross daily win per unit was $86 during the quarter ended March 31, 2001.

    During March 2001, the Company hired two new Casino marketing executives, who have been focused on slot and table games marketing. Casino marketing efforts have been focused on enhancing the customer data base, implementing an aggressive direct mail program and increasing the number of entertainment events in the Theater for Performing Arts and Casino events and promotions. The Company also completed a reconfiguration of the slot gaming floor. The Company believes such redesign has improved the competitiveness of the slot machine product and has enhanced customer traffic flow. Currently, the Company operates approximately 2,250 slot machines and 98 table games. Slot gross daily win per unit improved during the quarter from $72 in January, 2001, to $101 in March, 2001. The Company estimates the new programs and slot gaming floor reconfiguration will continue to improve Casino revenues during the second quarter 2001. There can be no assurances that such improvement will be significant or that other negative factors could arise offsetting such improvement.

    The Company experienced hotel occupancy of 89.5% at an average daily rate of $139 during the quarter ended March 31, 2001. During the quarter ended March 31, 2001, the Company completed organizational changes to its marketing and advertising functions with the implementation of new media and advertising campaigns. The Company increased occupancy from 78% in January, 2001, to 90% and 99% for February and March, 2001, respectively. Occupancy trends are expected to continue in the 95% range during the second quarter 2001.

Costs and Expenses

    The Company continued its cost containment and profit enhancement programs during the quarter ended March 31, 2001. The programs primarily focused on labor efficiency and procurement activities. The Company reduced its full time equivalent number of employees from approximately 4,500 upon opening of the Aladdin to approximately 3,050 as of May 7, 2001, which the Company believes will result in approximately $10.0 million of annual labor cost savings. There can be no assurances that savings realized will be significant or that other negative factors could arise off setting such improvement.

Other Factors Affecting Earnings

    On January 1, 2001, the Company adopted the SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company recorded a liability of $19.2 million representing the fair market value of its interest rate collars at March 31, 2001. Corresponding to the adoption of SFAS No. 133, the Company recorded a $10.7 million accumulated effect of change in accounting principle and $8.5 million interest rate collar expense on the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2001.

Liquidity and Capital Resources

    During the quarter ended March 31, 2001, the Company generated net cash of approximately $1.1 million from operating activities and raised $10.8 million from the Sponsors' contributions pursuant to the Keep-Well Agreement requirement related to the quarter ended December 31, 2000. The combined funds were utilized primarily to fund principal payments of $5.6 million. The unrestricted cash balance during the period increased approximately $5.3 million to $25.5 million as of March 31, 2001 (see the Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2001, contained in this Form 10-Q). On May 3, 2001, the Company made its scheduled interest payment of approximately $11.3 million related to the Bank Credit Facility.

    As of March 31, 2001, the Company estimated that remaining project construction payables were $11.6 million. During May, 2001, the Company utilized restricted funds to pay approximately $8.0 million toward the project construction costs, The Company anticipates utilizing $3.6 million of restricted funds during the second quarter 2001 to satisfy all remaining construction related payables.

    As of May 7, 2001, the Company had unrestricted funds available of approximately $9.0 million. The estimated principal and interest payments pursuant to the Bank Credit Facility for the next twelve months are as follows:

Due Date	Form	Amount
6/29/01	Principal	$4.8 million
6/29/01	Interest	$0.1 million
7/31/01	Interest	$8.8 million
9/28/01	Principal	$5.8 million
9/28/01	Interest	$0.1 million
10/31/01	Interest	$8.8 million
12/31/01	Principal	$5.8 million
12/31/01	Interest	$0.1 million
1/31/02	Interest	$8.5 million
3/31/02	Principal	$5.8 million
3/31/02	Interest	$0.1 million
5/01/02	Interest	$8.3 million

TOTAL		$57.0 million

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

Due Date	Form	Amount
6/1/01	Principal	$.65 million
6/1/01	Lease Payment	$3.35 million
6/1/01	Interest	$.47 million
9/3/01	Principal	$.65 million
9/3/01	Lease Payment	$3.25 million
9/3/01	Interest	$.42 million
12/1/01	Principal	$.70 million
12/1/01	Lease Payment	$3.24 million
12/1/01	Interest	$.40 million
3/1/02	Principal	$.70 million
3/1/02	Lease Payment	$3.23 million
3/1/02	Interest	$.38 million

TOTAL		$17.44 million

    The Company estimates that unrestricted cash on hand and projected internally generated funds will be sufficient to fund the Company's current operations, however, such amounts will not be sufficient to fund all the principal and interest payments on the Company's debt for the next twelve months. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which may include incurring additional indebtedness, to the extent permitted under the Company's various credit facilities, sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. In order for the Company to fund all the principal and interest payments, the Company will continue to rely on payments by the Sponsors pursuant to the Keep-Well Agreement. However, there can be no assurances that the Company or the Sponsors will be able to improve the Company's current liquidity or that the Sponsors will continue to perform pursuant to the Keep-Well Agreement. In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company will be able to continue as a going concern. The Company's auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000, which expresses substantial doubt about the Company's ability to continue as a going concern.

    On March 30, 2001, Gaming and the various lenders under the Bank Credit Facility amended the Bank Credit Facility. This amendment provided: (a) a waiver of Gaming's compliance with the total debt to EBITDA ratio, the interest coverage ratio and the EBITDA covenants required pursuant to the Bank Credit Facility for the fiscal quarters ending on or prior to March 31, 2001; (b) a waiver until August 18, 2001, of the requirement to fund the FF&E reserve, provided that Gaming cannot make certain restricted payments until the FF&E reserve is funded as otherwise required by the Bank Credit Facility; (c) a waiver of the default that otherwise would have occurred as a result of a 'going concern' qualification to the Company's auditor's report in respect of the Company's financial statements for the fiscal year ended December 31, 2000; (d) amendments to certain of Gaming's financial covenants. The foregoing is qualified in its entirety by the 'Sixth Amendment to Credit Agreement,' dated March 30, 2001. There can be no assurances that Gaming can comply with the revised financial covenant levels. Absent an improvement in Gaming's operating results or cash equity contributions to Gaming pursuant to the Keep-Well Agreement, as defined below, Gaming estimates that, based on its results year-to-date, it may not be in compliance with the revised financial covenant levels for the quarter ended June 30, 2001. Corresponding amendments and waivers have been made to the FF&E Facility.

    London Clubs International plc ("London Clubs"), the Sommer Trust, Aladdin Bazaar Holdings, LLC ("Bazaar Holdings"), which is indirectly owned 99% by the Sommer Trust, Jack Sommer, the Company's Chairman of the Board, and his spouse Laura Sommer are guarantors under a completion guaranty ("Bank Completion Guaranty") for the benefit of the lenders under the Bank Credit Facility, under which they have agreed to guarantee, among other things, the completion of the Aladdin. The Bank Completion Guaranty is not subject to any maximum dollar limitations. For payments made pursuant of the Bank Completion Guaranty, Gaming Holdings issues (i) Series A Preferred Shares in exchange for the contribution of such payments and (ii) Series D Preferred Shares representing a profits-only interest in Gaming Holdings. The holders of the Notes are not entitled to the benefit of the Bank Completion Guaranty, however, London Clubs, the Sommer Trust and Bazaar Holdings have entered into a limited completion guaranty for the benefit of the Noteholders ("Noteholder Completion Guaranty") under which they guarantee completion of the Aladdin, subject to certain important exceptions, limitations and qualifications. The Noteholder Completion Guaranty contains certain intercreditor provisions which significantly limit the rights of the Trustee under the Noteholder Completion Guaranty. There can be no assurance that the parties to either the Bank Completion Guaranty or the Noteholder Completion Guaranty will be able to make such payments to the Company if required pursuant to these agreements.

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the Minimum Fixed Charge Coverage Ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's financial results for the quarter ended March 31, 2001, it is estimated that approximately $13.3 million will be due from the Sponsors under the Keep-Well Agreement ("First Quarter 2001 Keep-Well Payment"). During May, 2001, the Sponsors partially funded the First Quarter 2001 Keep-Well Payment as follows: $1.9 million Sommer Trust; and $1.5 million London Clubs and the Sponsors collectively pre-paid $1.2 million on March 30, 2001. The $8.7 million remaining balance of the First Quarter 2001 Keep-Well Payment is due on or before May 29, 2001. There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement.

Market Risk

    Beginning July 20, 2000, Gaming has the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million ($232.8 million at March 31, 2001), a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million ($158.0 million at March 31, 2001), a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-months LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The fair market value of Gaming's interest rate derivative financial instruments as provided by the counterparty, is a net payable of approximately $19.2 million at March 31, 2001, which is included in the Company's Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There is incorporated by reference the information appearing under the caption "Market Risk" in Item 2 of this Form 10-Q.

Item 6.                      Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.01	Sixth Amendment to Credit Agreement, dated as of March 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02
First Amendment to Keep-Well Agreement, dated as of March 30, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.03
Agreement of Amendment No. 5, dated the 30th day of March, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.
(b)	Reports on Form 8-K: None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ALADDIN GAMING HOLDINGS, LLC
May 15, 2001	By:	/s/ RICHARD J. GOEGLEIN Richard J. Goeglein, President and Chief Executive Officer
May 15, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero,Senior Vice President and Chief Financial Officer
ALADDIN CAPITAL CORP.
May 15, 2001	By:	/s/ RICHARD J. GOEGLEIN Richard J. Goeglein, Chief Executive Officer
May 15, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.01	Sixth Amendment to Credit Agreement, dated as of March 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02	First Amendment to Keep-Well Agreement, dated as of March 30, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.03	Agreement of Amendment No. 5, dated the 30th day of March, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.

QuickLinks

ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES
INDEX
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000 (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (CONTINUED) (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001
SIGNATURES
EXHIBIT INDEX