Form 10-Q
period 2001-06-30
ALADDIN GAMING HOLDING LLC
filed 2001-08-14
CIK 1059127

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

or

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
 Aladdin Capital Corp.
2,500 shares of common stock, no par value as of June 30, 2001.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES

INDEX

		Page No.
Part I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets June 30, 2001 (unaudited) and December 31, 2000	3-4
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and June 30, 2000 (unaudited)	5
	for the six months ended June 30, 2001 and June 30, 2000 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000 (unaudited)	7-9
	Notes to the Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Part II OTHER INFORMATION.		28
Item 6.	Exhibits and Reports on Form 8-K	28
Signatures		29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(In Thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,935	$20,209
Restricted cash and cash equivalents	8,538	19,414
Receivables, related parties	867	683
Accounts receivables, net of allowance for doubtful accounts of $7,855 and $6,483 as of June 30, 2001 and December 31, 2000, respectively	26,381	30,440
Inventory	3,476	4,227
Prepaid assets	5,065	7,443

Total current assets	58,262	82,416

Property, plant and equipment, net	634,208	657,470

Other assets:
Other assets, net of accumulated amortization of $1,056 and $650 as of June 30, 2001 and December 31, 2000, respectively	965	1,371
Debt issuance costs, net of accumulated amortization of $14,568 and $11,212 as of June 30, 2001 and December 31, 2000, respectively	29,038	31,595

Total other assets	30,003	32,966

Total assets	$722,473	$772,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(CONTINUED)
(In Thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$26,050	$23,950
Current portion of energy service obligation	617	578
Accounts payable-trade	5,341	12,285
Construction payable	2,408	9,424
Accrued payroll and related expenses	9,725	9,865
Accrued interest	7,888	8,298
Other accrued expenses	23,554	27,014

Total current liabilities	75,583	91,414

Long-term debt, net of discount	601,759	601,821
Interest rate collar payable	16,020	—
Energy service obligation	35,830	36,127
Related party payables and other liabilities	13,439	11,467
Advances to purchase membership interests	2	2

Total long-term liabilities	667,050	649,417

Total liabilities	742,633	740,831
Commitments and contingencies
Members' equity (deficit):
Preferred membership interest	197,800	158,642
Common membership interest, 10,000,000 common membership interests authorized; 1,000,000 common membership interests issued and outstanding as of June 30, 2001 and December 31, 2000	58,608	58,608
Accumulated deficit	(276,568)	(185,229)

Total members' equity (deficit)	(20,160)	32,021

Total liabilities and members' equity (deficit)	$722,473	$772,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(In Thousands)

	For the three months ended June 30,
	2001 (unaudited)	2000 (unaudited)
Revenues:
Casino	$39,334	$—
Hotel	24,991	—
Food and beverage	17,696	—
Entertainment and other income	2,363	—

Gross revenues	84,384	—
Less: promotional allowances	(7,588)	—

Net revenues	76,796	—

Costs and expenses:
Casino	24,953	—
Hotel	6,190	—
Food and beverage	9,520	—
Other operating expenses	2,518	—
Selling, general and administrative	20,975	—
Pre-opening expenses	—	8,118
Depreciation and amortization	14,150	—

Total costs and expenses	78,306	8,118

Loss from operations	(1,510)	(8,118)
Other income (expense):
Interest income	456	346
Interest expense	(22,534)	(15,386)
Net interest rate collar income (expense)	3,226	—
Capitalized interest	—	15,386

Total other income (expense), net	(18,852)	346

Net loss	$(20,362)	$(7,772)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(In Thousands)

	For the six months ended June 30,
	2001 (unaudited)	2000 (unaudited)
Revenues:
Casino	$72,458	$—
Hotel	53,108	—
Food and beverage	36,057	—
Entertainment and other income	5,282	—

Gross revenues	166,905	—
Less: promotional allowances	(16,414)	—

Net revenues	150,491	—

Costs and expenses:
Casino	50,930	—
Hotel	12,108	—
Food and beverage	19,289	—
Other operating expenses	2,959	—
Selling, general and administrative	44,230	—
Pre-opening expenses	—	12,419
Depreciation and amortization	28,132	—

Total costs and expenses	157,648	12,419

Loss from operations	(7,157)	(12,419)

Other income (expense):
Interest income	677	1,384
Interest expense	(45,042)	(29,390)
Net interest rate collar income (expense)	(5,311)	—
Capitalized interest	—	28,052

Total other income (expense), net	(49,676)	46

Cumulative effect of change in accounting principle	(10,709)	—

Net loss	$(67,542)	$(12,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(In Thousands)

	For the six months ended June 30,
	2001 (unaudited)	2000 (unaudited)
Cash flows from operating activities:
Net loss	$(67,542)	$(12,373)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,132	178
Amortization of debt costs	3,356	1,915
Amortization of other assets	406	—
Amortization of original issue discount	12,988	11,097
Interest rate collar payable	16,020	—
Changes in operating assets and liabilities:
Interest receivable	—	222
Inventory	751	59
Prepaid assets	2,378	167
Receivables, net	3,875	(2,505)
Other assets	—	(150)
Accounts payable-trade	(6,944)	(912)
Accrued payroll and related expenses	(140)	—
Accrued interest	(410)	216
Related party payable and other liabilities	1,972	1,981
Other accrued expenses	(3,460)	1,362

Net cash (used in) provided by operating activities	$(8,618)	$1,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(In Thousands)

	For the six months ended June 30,
	2001 (unaudited)	2000 (unaudited)
Cash flows from investing activities:
Payments for construction in progress	$(4,652)	$(153,214)
Payments for furniture and equipment	(217)	(422)
Payments for capitalized interest	—	(28,052)
Decrease in restricted cash	10,876	77,905
Decrease in construction payable	(7,016)	—

Net cash used in investing activities	(1,009)	(103,783)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	31,014
Repayment of long-term debt	(11,207)	—
Debt issuance costs	(800)	—
Members' contributions	15,360	79,361

Net cash provided by financing activities	3,353	110,375

Net (decrease) increase in cash	(6,274)	7,849
Cash and cash equivalents at beginning of period	20,209	1,669

Cash and cash equivalents at end of period	$13,935	$9,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(CONTINUED)
(In Thousands)

	For the six months ended June 30,
	2001 (unaudited)	2000 (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest, net of amount capitalized	$27,070	$(13,898)
Non-cash investing and financing activities:
Increase in construction payables	—	31,944
Preferred dividends	23,798	11,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALADDIN GAMING HOLDINGS, LLC
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1. Nature of Business and Summary of Significant Accounting Policies

The Company

    The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Aladdin Gaming Holdings, LLC ("Gaming Holdings") and its wholly-owned subsidiaries, Aladdin Gaming, LLC ("Gaming") Aladdin Capital Corp., and Aladdin Music Holdings, LLC (collectively, the "Company"). The Company commenced operations on August 18, 2000.

Principles of Presentation

    The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's 2000 Annual Report on Form 10-K. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financials be read in conjunction with the notes to consolidated financial statements, which appear in that report. Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies. The interim condensed consolidated financial information is unaudited.

    In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.

Reclassification

    Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform with the presentation for the year 2001. These reclassifications have no effect on net income.

Revenues and Expenses

    Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of incentive discounts to casino patrons, redemption of players' club points for cash and accruals for anticipated payouts of progressive and certain other slot machine jackpots.

    Revenues include the retail value of rooms, food and beverage, and other items provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The costs of such complimentaries are included in casino expenses in the accompanying condensed consolidated statements of operations.

Property and Equipment

    Property and equipment are stated at cost. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred.

    Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and Leasehold Improvements	39 years
Furniture and Equipment	5 years
Energy Service Asset	17-20 years

2.  Business Description and Basis of Presentation

    Gaming Holdings through its wholly-owned subsidiary Gaming developed, constructed and began operating a new hotel and casino on August 18, 2000, the Aladdin Resort and Casino ("Aladdin"), as the centerpiece of an approximately 35-acre resort, casino and entertainment complex in Las Vegas, Nevada. Gaming Holdings, through its subsidiaries, also owns 100% of Aladdin Music, LLC ("Aladdin Music"). Gaming is evaluating its options in connection with an approximately 5-acre parcel of land ("Back Lot") which evaluation includes selling the parcel. There can be no assurances that Gaming can reach a definitive agreement for the sale of the parcel.

3.  Classes of Interest

    As of June 30, 2001, Gaming Holdings Common Membership Interests were held: 39.953125% by London Clubs of Nevada Inc., a subsidiary of London Clubs; 31.859375% by Sommer Enterprises, LLC ("Sommer Enterprises"), an entity controlled by the Sommer Trust; 25.0% by Aladdin Gaming Enterprises, Inc., an entity owned by Sommer Enterprises; 3.0% by GAI, LLC, an entity owned by Richard J. Goeglein, the Company's Chief Executive Officer; and 0.1875% by Jose Rueda, a former executive of the Company.

    As of June 30, 2001, Gaming Holdings Preferred Membership Interests were comprised of the following:

	London Clubs Nevada, Inc.	Sommer Enterprises, LLC	Total
	(In Thousands)
Series A	$142,754	$9,084	$151,838
Series CC	3,882	—	3,882
Series D	34,176	—	34,176
Series E	—	7,904	7,904

TOTAL	$180,812	$16,988	$197,800

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

    If cash equity contributions are made to Gaming Holdings pursuant to the Keep-Well Agreement, Series A Preferred Membership Interests, (or in the case of any payment required by London Clubs to repay in part Gaming's Bank Credit Facility pursuant to Section 13 of the Keep-Well Agreement), Series B Preferred Membership Interests, will be issued in return for such cash equity contributions. Gaming Holdings received $4.6 million of cash equity contributions during the 2001 second quarter. During the six months ended June 30, 2001, 153,600 Series A and no Series B Preferred Membership Interests were issued pursuant to the Keep-Well Agreement. A total of 1,518,380 Series A Preferred Membership Interests were outstanding at June 30, 2001.

4.  Income Taxes

    Gaming Holdings will file federal information tax returns only. Each member reports taxable income or loss on their respective tax returns.

5.  Impact of Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. In July 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. During June of 2000, the FASB issued SFAS 138 which amended certain sections of SFAS 133. During the quarter ended March 31, 2001, Gaming changed its method of accounting for interest rate collars to comply with SFAS 133. Gaming's interest rate collars do not qualify for accounting hedges according to SFAS 133, and accordingly, changes to the fair value of the interest rate collars are recognized in earnings. On January 1, 2001, Gaming recorded a liability of $10.7 million for the fair value of its interest rate collars at that date with a corresponding cumulative effect adjustment, in the condensed consolidated statements of operations. As of June 30, 2001, the fair value of Gaming's interest rate collars was a liability of $16.0 million, and Gaming recorded the change in fair market value to net interest rate collars income (expense) and corresponding liability in the condensed consolidated statements of operations.

    Accrued interest at June 30, 2001 includes $1.5 million due under the interest rate collar agreements. The $1.5 million was paid in July, 2001.

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

    The Company's player club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services and/or cash rebates. In February 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus in EITF Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and offers free products or services to be delivered in the future." EITF Issue No. 00-22 requires that the redemption of points for cash be recorded as a reduction of revenue. The Company has complied with the requirements of EITF Issue No. 00-22 in the accompanying condensed consolidated statements of operations income. The adoption of EITF Issue No. 00-22 does not affect net income.

6. Long-Term Debt
    Interest Rate Swaps

    Beginning July 20, 2000, Gaming has the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million ($227.5 million at June 30, 2001), a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million ($157.6 million at June 30, 2001), a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-months LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans.

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

7.  Commitments and Contingencies

    As of June 30, 2001, the Company had accrued approximately $2.4 million in construction payables. The Company anticipates final payments on construction payables to occur prior to 2001 year end.

    In May 2001, Mr. Timmins, Mr. Lettero, and Ms. Becker ("Executives") each signed Senior Executive Retention Agreements ("Retention Agreements") with the Company. The Retention Agreements provide that the Executives will continue to render services to the Company until the later of: 18 months from the date of the Retention Agreements; the effective date of a plan of reorganization for the Company; or, 90 days after a change of control. The Retention Agreements provide for incentive bonus payments if certain EBITDA numbers are met for the calendar year 2001 and 2002. If the Executive is employed and a change of control or reorganization of the Company occurs during the term of the Retention Agreements, the Retention Agreements provide for a retention bonus payment equal to the three (3) times the Executive's then-existing aggregate annual base salary.

    In December 2000, Aladdin Bazaar, LLC ("Bazaar") initiated an arbitration against Gaming alleging various defaults by Gaming under the respective agreements between the parties. Gaming has filed counter-claims against Bazaar. Such arbitration is continuing, with the parties currently developing a discovery plan and the arbitration hearings have been tentatively set to commence in mid-Summer 2002.

    In December 2000, Korte-Bellew & Associates ("KBA") initiated in Nevada State District Court action seeking foreclosure on its mechanic's lien and payment of approximately $4.7 million. Pursuant to the construction contract between Gaming and KBA, the matter has been removed from the District Court and the parties will attempt mediation, and if the mediation does not result in agreement between the parties, the matter will be sent to binding arbitration to determine the disputes.

8.  Liquidity

    The following tables show estimated principal and interest payments on a cash basis for the next twelve months pursuant to the existing Bank Credit Facility and assuming execution of the Eighth Amendment to the Bank Credit Facility (the "Eighth Amendment"):

Existing Credit Facility

Due Date	Form	Amount
7/31/01	Interest	$8.8 million
9/28/01	Principal	$5.8 million
9/28/01	Interest	$0.1 million
10/31/01	Interest	$8.8 million
12/31/01	Principal	$5.8 million
12/31/01	Interest	$0.1 million
1/31/02	Interest	$8.5 million
3/29/02	Principal	$5.8 million
3/29/02	Interest	$0.1 million
5/1/02	Interest	$8.3 million
6/28/02	Principal	$5.8 million
6/28/02	Interest	$0.1 million

TOTAL		$58.0 million

Eighth Amendment

Due Date	Form	Amount
7/31/01	Cash Interest	$8.8 million
9/3/01	Cash Interest	$3.1 million
10/1/01	Cash Interest	$3.0 million
11/1/01	Cash Interest	$3.1 million
12/3/01	Cash Interest	$3.0 million
1/1/02	Cash Interest	$3.2 million
2/1/02	Cash Interest	$3.2 million
3/1/02	Cash Interest	$3.2 million
4/1/02	Cash Interest	$3.2 million
5/1/02	Cash Interest	$3.1 million
6/3/02	Cash Interest	$3.2 million

Total Cash Interest		$40.1 million

    Under the Eighth Amendment, a deferred principal payment of (approximately $24.1 million) and the normal principal payment of approximately $7.0 million totaling approximately $31.1 million less any excess cash payments applied to principal pursuant to the Eighth Amendment will be due and payable September 30, 2002. There can be no assurances that excess cash flow will be generated for payment of the deferred principal.

    The payout schedule does not include estimated payments under the Company's interest rate collars (see Note 7). Payments on the interest rate collars, using the current three-month LIBOR equivalents, are estimated at $2.8 million per quarter and will become due and payable to the Bank of Nova Scotia at the end of each quarter.

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

Due Date	Form	Amount
9/3/01	Principal	$.65 million
9/3/01	Lease Payment	$3.19 million
9/3/01	Interest	$.41 million
12/3/01	Principal	$.70 million
12/3/01	Lease Payment	$3.19 million
12/3/01	Interest	$.39 million
3/1/02	Principal	$.70 million
3/1/02	Lease Payment	$3.18 million
3/1/02	Interest	$.37 million
6/3/02	Principal	$.70 million
6/3/02	Lease Payment	$3.22 million
6/3/02	Interest	$.35 million

TOTAL		$17.05 million

    As of August 7, 2001, the Company had unrestricted funds available of approximately $9.0 million. The Company anticipates that it will need additional cash equity contributions from the Sponsors to fund its liquidity needs through September 15, 2001. If the Eighth Amendment (as defined below) does not become effective the Company estimates that cash on hand and projected internally generated funds will not be sufficient to fund the Company's working capital requirements including the principal and interest payments on the Company's debt for the next twelve months. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which may include the sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions. In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company will be able to continue as a going concern. The Company's auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000, which expresses substantial doubt about the Company's ability to continue as a going concern.

    On June 15, 2001 (effective as of May 29, 2001), Gaming and the lenders under the Bank Credit Facility amended the Bank Credit Facility to provide that, for the purpose of computing EBITDA to determine compliance with the fixed charge coverage ratio in the Bank Credit Facility for the fiscal quarter ending on March 31, 2001 (compliance with the leverage ratio (total debt to EBITDA), interest coverage ratio and minimum EBITDA covenants for that quarter previously having been waived by the lenders), Gaming would be deemed to have received cash contributions to capital in the amount of the entire First Quarter 2001 Keep-Well Payment (as defined below) if Gaming actually receives cash contributions to capital under the Keep-Well Agreement (as defined below) in an amount sufficient to permit it to make interest payments and principal repayments under the Bank Credit Agreement and the FF&E Financing required to be made on or before August 1, 2001, when due, and to pay certain other operating expenses of Gaming required to be paid on or before that date, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments.

    On August 2, 2001, Gaming received from London Clubs, cash in the amount of approximately $7.1 million. That amount was utilized to make the interest payment under the Bank Credit Facility that was due on July 31, 2001.

    On July 30, 2001 (effective as of June 30, 2001), Gaming and certain lenders under the Bank Credit Facility executed the Eighth Amendment, which provides that (a) Gaming's compliance with the leverage ratio, interest coverage ratio and minimum EBITDA covenants in the Bank Credit Facility are waived for all fiscal quarters ending on or prior to June 30, 2002, (b) for the purpose of computing EBITDA to determine compliance with the fixed charge coverage ratio for each such quarter, Gaming will be deemed to have received cash contributions to capital in an amount sufficient to permit it to comply with such ratio if Gaming actually receives cash contributions to capital under the Keep-Well Agreement in amounts, and at times, sufficient to make interest payments and principal repayments under the Bank Credit Agreement and the FF&E Financing required to be made, when due, and to pay certain other operating expenses of Gaming, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments, (c) all required principal amortization payments under the Bank Credit Facility otherwise due on September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, are deferred until September 30, 2002 (all of such deferred principal amortization payments becoming due and payable on September 30, 2002), and (d) the interest rate applicable to loans outstanding under the Bank Credit Facility is increased to LIBOR plus 11.00% per annum (LIBOR plus 11.50% per annum, in the case of the Term D Loans) for the period from the effective date of the amendment to June 30, 2002. On August 8, 2001, one-month LIBOR was approximately 3.79% per annum, resulting in an interest rate of 14.79% per annum with respect to loans under the Bank Credit Facility (or 15.29% per annum with respect to the Term D Loans). The amendment provides that the increased interest rates may be reduced by a maximum of 3.50% (350 basis points) per annum upon the occurrence of certain events, so that, if all of such events occur, the interest rate applicable to the loans for the period from the effective date to June 30, 2002 would be LIBOR plus 7.50% per annum (or LIBOR plus 8.00% per annum, in the case of the Term D Loans). There is no assurance that any or all of the events that would result in such a reduction in interest rates will occur. The amendment further provides that accrued interest in excess of the amount that would accrue at a rate equal to LIBOR plus 4.00% per annum (or LIBOR plus 4.50% per annum, in the case of Term D Loans) is not required to be paid currently in cash, and, to the extent that it is not so paid in cash, such accrued interest will be added to the principal amount of the loans. The Company estimates that accrued interest will total approximately $26.3 million during the next twelve months.

    An important condition precedent to the effectiveness of the Eighth Amendment has not been satisfied as of August 14, 2001; the consent of the lessors under the FF&E Financing has not been obtained. Gaming would be in default under the fixed charge coverage ratio, leverage ratio, interest coverage ratio and minimum EBITDA covenants in the Bank Credit Facility for the quarter ended June 30, 2001 if the Sponsors do not make the Second Quarter Keep-Well Payment on or prior to August 28, 2001, unless the Eighth Amendment becomes effective on or prior to that date. The Bank Credit Facility provides that, while a default under the Bank Credit Facility exists, the lenders thereunder can accelerate the maturity of all of the loans and otherwise exercise default remedies. If the lenders accelerate the maturity of the loans or commence the exercise of default remedies (which may include initiation of foreclosure of a mortgage lien encumbering the Aladdin), Gaming likely would seek protection from its creditors under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that the conditions precedent to the effectiveness of the Eighth Amendment will be satisfied or that the Sponsors will make the Second Quarter Keep-Well Payment. The Company intends to file a current report on Form 8-K when the conditions precedent to the effectiveness of the Eighth Amendment are satisfied.

    Gaming has received notice from a holder of Term A Loans outstanding under the Bank Credit Facility, that the lender believes that the holders of such loans are entitled to a class vote under the Bank Credit Facility with respect to deferral of principal amortization otherwise due with respect to such loans. Lenders holding a portion of the loans outstanding under the Bank Credit Facility sufficient to make the Eighth Amendment effective if no such class vote is required, have executed the Eighth Amendment. Those lenders, however, did not include lenders holding the requisite portion of the Term A Loans necessary to approve deferral of principal amortization payments otherwise due with respect to the Term A Loans, if a class vote is required under the Bank Credit Facility. The Bank of Nova Scotia, as administrative agent under the Bank Credit Facility, has advised the lender that gave such notice to the Company, that no class vote of the holders of the Term A Loans is required to make effective the deferral of the principal amortization payment requirements set forth in the Eighth Amendment to Credit Agreement. There can be no assurance, however, that, if one or more holders of Term A Loans initiates legal action on the basis of an alleged principal amortization payment default, that a court will determine that the deferral in the Eighth Amendment of Credit Agreement of principal amortization payments otherwise due, is effective without a class vote of the holders of Term A Loans.

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

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July, 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the minimum fixed charge coverage ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's financial results for the quarter ended March 31, 2001, approximately $13.3 million was due from the Sponsors under the Keep-Well Agreement ("First Quarter 2001 Keep-Well Payment"). During May, 2001, the Sponsors partially funded the First Quarter 2001 Keep-Well Payment as follows: $1.9 million from the Sommer Trust; and $1.5 million from London Clubs and the Sponsors collectively had previously pre-funded $1.2 million on March 30, 2001. The $8.7 million remaining balance of the First Quarter 2001 Keep-Well Payment was due on or before May 29, 2001. On June 15, 2001 (effective as of May 29, 2001), the Keep-Well Agreement was amended (the "Second Amendment to Keep-Well Agreement") to reduce the remaining amount of the First Quarter 2001 Keep-Well Payment to that amount which is necessary to permit Gaming to make interest and principal payments under the Bank Credit Facility and the FF&E Financing required to be made on or before August 1, 2001, when due, and to pay certain other operating expenses of Gaming required to be paid on or before that date, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments. On August 2, 2001, London Clubs made a payment in the amount of approximately $7.1 million, which was utilized to make payment of interest that was due on July 31, 2001 under the Bank Credit Facility. Gaming is treating the $7.1 million received from London Clubs as a payment under the Keep-Well Agreement in satisfaction of the Sponsors' obligations thereunder for the fiscal quarter ended March 31, 2001.

    An amendment to the Keep-Well Agreement (the "Third Amendment to Keep-Well Agreement") was executed by the Sponsors and requisite lenders under the Bank Credit Facility, which is to be effective as of June 30, 2001, which would reduce the Sponsors' payment obligations under the Keep-Well Agreement in respect of the fiscal quarters ending June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002, to the amount necessary to permit Gaming to make interest and principal payments under the Bank Credit Agreement and the FF&E Financing required to be made, when due, and to pay certain other operating expenses of Gaming, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments. It is a condition precedent to the effectiveness of the Third Amendment to Keep-Well Agreement that the Eighth Amendment to Credit Agreement also becomes effective.

    Based on Gaming's financial results for the quarter ended June 30, 2001, if the Third Amendment to Keep-Well Agreement does not become effective, it is estimated that approximately $8.0 million will be due from the Sponsors under the Keep-Well Agreement ("Second Quarter 2001 Keep-Well Payment"). If the Third Amendment to Keep-Well Agreement does not become effective, the Second Quarter 2001 Keep-Well Payment will be due and payable on August 28, 2001.

    There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement. The Sommer Trust has advised Gaming that it does not now have sufficient liquidity to permit it to satisfy any material portion of the obligations of the Sponsors under the Keep-Well Agreement. Further, London Clubs has advised Gaming that its ability to satisfy the obligations of the Sponsors anticipated to become due under the Keep-Well Agreement is dependent upon continued financing of its capital contributions to Gaming by its own banks. London Clubs has further advised Gaming that the willingness of its banks to finance additional capital contributions to Gaming is conditioned upon the effectiveness of the Eighth Amendment.

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

    As of June 30, 2001, Gaming Holdings common membership interests ("Holdings Common Membership Interests") were held 39.953125% by London Clubs Nevada Inc ("LCNI"), a subsidiary of London Clubs International plc ("London Clubs"); 31.859375% by Sommer Enterprises, LLC, a Nevada limited liability company ("Sommer Enterprises"), which is a subsidiary of AHL; 25.0% by Aladdin Gaming Enterprises, Inc., a Nevada corporation ("Gaming Enterprises"), which is a subsidiary of Sommer Enterprises; 3.0% by GAI, LLC, a Nevada limited liability company, which is owned by Richard J. Goeglein, the President and Chief Executive Officer of Gaming Holdings; and 0.1875% by Jose Rueda, a former executive of Gaming Holdings.

    Except where the context otherwise requires, Gaming Holdings and its subsidiaries are collectively referred to herein as the "Company."

    The operations of the Company have been primarily limited to the design, development, construction and, as of August 18, 2000, the operation of a new Aladdin Resort & Casino ("Aladdin"). The Aladdin is the centerpiece of an approximately 35-acre world-class resort, casino and entertainment complex ("Complex"). The Aladdin includes a hotel which has 2,567 rooms ("Hotel"), an approximately 116,000 square foot Casino ("Casino"), five restaurants and one leased restaurant. The Casino's main gaming area contains approximately 2,150 slot machines, 66 table games, and a race and sports book facility. Included on a separate level of the Casino is an approximately 15,000 square foot luxurious gaming section ("The London Club at Aladdin") that contains approximately 30 high denomination table games and approximately 85 high denomination slot machines. The Hotel will contain an approximately 32,000 square foot spa, which is currently being constructed, and will be operated, by a subsidiary of Steiner Leisure Limited, and is expected to be completed on or about December 1, 2001. The Complex is comprised of: (i) the Aladdin; (ii) a themed entertainment shopping mall with approximately 496,000 square feet of retail space ("Desert Passage"); (iii) the renovated 7,000 seat Theater for the Performing Arts; and (iv) an approximately 4,800 space car parking facility ("Carpark" and, together with the Desert Passage, hereinafter, "Mall Project"). The Mall Project is separately owned in part by an affiliate of the Sommer Trust.

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

    For the quarter ended June 30, 2001, the Aladdin produced gross revenues of $84.4 million. Casino revenue (which includes both the main Casino and The London Club at Aladdin) represented 47% of gross revenue, hotel 30% of gross revenue, food and beverage 21% of gross revenue, and entertainment and other revenue 2% of gross revenue. The net loss for the quarter was $20.4 million including the recording of net income of $1.7 million for the interest rate collar related to the adoption of SFAS No. 133.

    For the six months ended June 30, 2001, the Aladdin produced gross revenues of $166.9 million. Casino revenue (which includes both the main Casino and The London Club at Aladdin) represented 43% of gross revenue, hotel 32% of gross revenue, food and beverage 22% of gross revenue, and entertainment and other revenue 3% of gross revenue. The net loss for the six months ended June 30, 2001 was $67.5 million including the recording of a cumulative effect of change in accounting principle expense of $10.7 million and a net interest rate collar expense of $5.3 million related to the adoption of SFAS No. 133.

Revenues

    Casino revenues for the quarter (inclusive of The London Club at Aladdin) of $39.3 million were derived $16.6 million from slot operations, $22.5 million from table games and $.2 million from other sources of gaming revenue.

    For the six months ended June 30, 2001, casino revenues (inclusive of The London Club at Aladdin) were $72.5 million; $32.4 million from slot operations, $39.4 million from table games and $.7 million from other gaming.

    The overall table games gross win percentage was 20.9% and 17.6% for the quarter and six months ended June 30, 2001, respectively, while the average daily win per table game was $2,964 and $2,547. The Company expects the normal gross win percentage to be approximately 17.5% for table games. For the three and six months ended June 30, 2001, the overall average slot gross daily win per unit was $93 and $90 respectively.

    Casino marketing efforts have been focused on enhancing the customer database, implementing an aggressive direct mail program, increasing the number of special entertainment events in the Theater for Performing Arts and expanding the number of Casino events and promotions. Currently, the company operates approximately 2,195 slot machines and 96 table games. Slot gross daily win per unit improved during the quarter from $87 for the quarter ended March 31, 2001 to $93 for the quarter ended June 30, 2001.  Table Games gross win per unit per day increased to $2,964 for the quarter ended June 30, 2001 compared to $2,130 for the quarter ended March 31, 2001. The Company estimates the new promotional programs and expanded database will improve Casino revenues during the next several quarters. There can be no assurances that such improvement will be significant or that other negative factors offsetting such improvement will not arise.

    For the quarter ended June 30, 2001, hotel occupancy was at 96% with an average daily rate of $120. Hotel occupancy for the six months ended June 30, 2001 was 93% with an average daily rate of $126. Although the Company anticipates hotel occupancy to be approximately 96% during July and August 2001 the average daily rate is expected to decline to approximately $93. The decline in average daily rate is attributed to seasonal fluctuations in the market place and an increase in consumer sensitivity regarding room rates.

    The Company's new media and advertising programs are being re-evaluated to target the ideal customer mix. On an annual basis, the Company targets the Hotel's occupancy with 25% casino customers, 25% convention groups, 25% leisure travelers and 25% "free and independent" travelers. The company believes that this customer mix should maximize utilization of the Hotel consistent with the goal of maximization of profitability.

    Management believes that Casino and restaurant revenues have been negatively impacted since opening due to the lack of nightly showroom entertainment in the facility. On July 2, 2001 the Company signed a lease agreement ("Showroom Lease") with Show Clubs of America, LLC ("SCA"). The Showroom Lease was deposited into escrow and will not become effective until certain conditions are met. SCA intends to design and build a 1,200 seat showroom that will facilitate two production shows nightly and an after hours nightclub. The Showroom Agreement provides a deadline for meeting the conditions by August 31, 2001. The Company has agreed to extend this date to September 30, 2001. There can be no assurance that the conditions required in order for the Showroom Lease to become effective will be met.

Costs and Expenses

    The Company continued its cost containment and profit enhancement programs during the quarter ended June 30, 2001. The programs primarily focused on labor efficiency and procurement activities. The Company reduced its full time equivalent number of employees from approximately 4,500 upon opening of the Aladdin to approximately 3,000 as of August 6, 2001. There can be no assurances that savings realized will be significant or that other negative factors will not arise off setting such improvement.

Other Factors Affecting Earnings

    On January 1, 2001, the Company adopted the SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company recorded a liability of $16.0 million representing the fair market value of its interest rate collars at June 30, 2001. Corresponding to the adoption of SFAS No. 133, the Company recorded the $10.7 million cumulative effect of change in accounting principle and $5.3 million in net interest rate collar expense on the condensed consolidated statement of operations for the six months ended June 30, 2001.

Liquidity and Capital Resources

    During the six months ended June 30, 2001, the Company used net cash of approximately $8.6 million for operating activities and raised $15.4 million from the Sponsors' contributions pursuant to the Keep-Well Agreement requirement related to the quarter ended December 31, 2000. The combined funds were utilized primarily to fund principal payments of $11.2 million. The unrestricted cash balance during the period decreased approximately $6.3 million to $13.9 million as of June 30, 2001 (see the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001, contained in this Form 10-Q).

    As of June 30, 2001, the Company estimated that remaining project construction payables were $2.4 million. The Company anticipates final payments on construction payables to occur prior to 2001 year end.

    The following tables show estimated principal and interest payments for the next twelve months pursuant to the existing Bank Credit Facility and assuming execution of the Eighth Amendment to the Bank Credit Facility:

Existing Credit Facility

Due Date	Form	Amount
7/31/01	Interest	$8.8 million
9/28/01	Principal	$5.8 million
9/28/01	Interest	$0.1 million
10/31/01	Interest	$8.8 million
12/31/01	Principal	$5.8 million
12/31/01	Interest	$0.1 million
1/31/02	Interest	$8.5 million
3/29/02	Principal	$5.8 million
3/29/02	Interest	$0.1 million
5/1/02	Interest	$8.3 million
6/28/02	Principal	$5.8 million
6/28/02	Interest	$0.1 million

TOTAL		$58.0 million

Eighth Amendment

Due Date	Form	Amount
7/31/01	Cash Interest	$8.8 million
9/3/01	Cash Interest	$3.1 million
10/1/01	Cash Interest	$3.0 million
11/1/01	Cash Interest	$3.1 million
12/3/01	Cash Interest	$3.0 million
1/1/02	Cash Interest	$3.2 million
2/1/02	Cash Interest	$3.2 million
3/1/02	Cash Interest	$3.2 million
4/1/02	Cash Interest	$3.2 million
5/1/02	Cash Interest	$3.1 million
6/3/02	Cash Interest	$3.2 million

Total Cash Interest		$40.1 million

    Under the Eighth Amendment, a deferred principal payment of (approximately $24.1 million) and the normal principal payment of approximately $7.0 million totaling approximately $31.1 million less any excess cash payments applied to principal pursuant to the Eighth Amendment will be due and payable September 30, 2002. There can be no assurances that excess cash flow will be generated for payment of the deferred principal.

    The payout schedule does not include estimated payments under the Company's interest rate collars (see Note 7). Payments on the interest rate collars, using the current three-month LIBOR equivalents, are estimated at $2.8 million per quarter and will become due and payable to the Bank of Nova Scotia at the end of each quarter.

    The estimated principal and interest payments pursuant to the FF&E Facility for the next twelve months are as follows:

Due Date	Form	Amount
9/3/01	Principal	$.65 million
9/3/01	Lease Payment	$3.19 million
9/3/01	Interest	$.41 million
12/3/01	Principal	$.70 million
12/3/01	Lease Payment	$3.19 million
12/3/01	Interest	$.39 million
3/1/02	Principal	$.70 million
3/1/02	Lease Payment	$3.18 million
3/1/02	Interest	$.37 million
6/3/02	Principal	$.70 million
6/3/02	Lease Payment	$3.22 million
6/3/02	Interest	$.35 million

TOTAL		$17.05 million

    As of August 7, 2001, the Company had unrestricted funds available of approximately $9.0 million. The Company anticipates that it will need additional cash equity contributions from the Sponsors to fund its liquidity needs through September 15, 2001. If the Eighth Amendment (as defined below) does not become effective, the Company estimates that cash on hand and projected internally generated funds will not be sufficient to fund the Company's working capital requirements including the principal and interest payments on the Company's debt for the next twelve months. The Company and the Sponsors are seeking alternatives to improve the Company's current liquidity, which may include the sale of an adjacent 5-acre parcel of undeveloped land, reaching an agreement with the Company's creditors reducing the Company's liquidity needs and/or cash equity infusions.  In the event the Company's liquidity does not improve or that the Sponsors do not perform under the Keep-Well Agreement or that the Company is unable to reach agreements with its creditors reducing the Company's liquidity needs, there would be serious doubt as to whether or not the Company will be able to continue as a going concern. The Company's auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000, which expresses substantial doubt about the Company's ability to continue as a going concern.

    On June 15, 2001 (effective as of May 29, 2001), Gaming and the lenders under the Bank Credit Facility amended the Bank Credit Facility to provide that, for the purpose of computing EBITDA to determine compliance with the fixed charge coverage ratio in the Bank Credit Facility for the fiscal quarter ending on March 31, 2001 (compliance with the leverage ratio (total debt to EBITDA), interest coverage ratio and minimum EBITDA covenants for that quarter previously having been waived by the lenders), Gaming would be deemed to have received cash contributions to capital in the amount of the entire First Quarter 2001 Keep-Well Payment (as defined below) if Gaming actually receives cash contributions to capital under the Keep-Well Agreement (as defined below) in an amount sufficient to permit it to make interest payments and principal repayments under the Bank Credit Agreement and the FF&E Financing required to be made on or before August 1, 2001, when due, and to pay certain other operating expenses of Gaming required to be paid on or before that date, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments.

    On August 2, 2001 Gaming received from London Clubs cash in the amount of approximately $7.1 million. That amount was utilized by Gaming to make the interest payment under the Bank Credit Facility that was due on July 31, 2001.

    On July 30, 2001 (effective as of June 30, 2001), Gaming and certain lenders under the Bank Credit Facility executed the Eighth Amendment, which provides that (a) Gaming's compliance with the leverage ratio, interest coverage ratio and minimum EBITDA covenants in the Bank Credit Facility are waived for all fiscal quarters ending on or prior to June 30, 2002, (b) for the purpose of computing EBITDA to determine compliance with the fixed charge coverage ratio for each such quarter, Gaming will be deemed to have received cash contributions to capital in an amount sufficient to permit it to comply with such ratio if Gaming actually receives cash contributions to capital under the Keep-Well Agreement in amounts, and at times, sufficient to make interest payments and principal repayments under the Bank Credit Agreement and the FF&E Financing required to be made, when due, and to pay certain other operating expenses of Gaming, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments, (c) all required principal amortization payments under the Bank Credit Facility otherwise due on September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, are deferred until September 30, 2002 (all of such deferred principal amortization payments becoming due and payable on September 30, 2002), and (d) the interest rate applicable to loans outstanding under the Bank Credit Facility is increased to LIBOR plus 11.00% per annum (LIBOR plus 11.50% per annum, in the case of the Term D Loans) for the period from the effective date of the amendment to June 30, 2002. On August 8, 2001, one-month LIBOR was approximately 3.79% per annum, resulting in an interest rate of 14.79% per annum with respect to loans under the Bank Credit Facility (or 15.29% per annum with respect to the Term D Loans). The amendment provides that the increased interest rates may be reduced by a maximum of 3.50% (350 basis points) per annum upon the occurrence of certain events, so that, if all of such events occur, the interest rate applicable to the loans for the period from the effective date to June 30, 2002 would be LIBOR plus 7.50% per annum (or LIBOR plus 8.00% per annum, in the case of the Term D Loans). There is no assurance that any or all of the events that would result in such a reduction in interest rates will occur. The amendment further provides that accrued interest in excess of the amount that would accrue at a rate equal to LIBOR plus 4.00% per annum (or LIBOR plus 4.50% per annum, in the case of Term D Loans) is not required to be paid currently in cash, and, to the extent that it is not so paid in cash, such accrued interest will be added to the principal amount of the loans. The Company estimates that accrued interest will total approximately $26.3 million during the next twelve months.

    An important condition precedent to the effectiveness of the Eighth Amendment has not been satisfied as of August 14, 2001; the consent of the lessors under the FF&E Financing has not been obtained. Gaming would be in default under the fixed charge coverage ratio, leverage ratio, interest coverage ratio and minimum EBITDA covenants in the Bank Credit Facility for the quarter ended June 30, 2001 if the Sponsors do not make the Second Quarter Keep-Well Payment on or prior to August 28, 2001, unless the Eighth Amendment becomes effective on or prior to that date. The Bank Credit Facility provides that, while a default under the Bank Credit Facility exists, the lenders thereunder can accelerate the maturity of all of the loans and otherwise exercise default remedies. If the lenders accelerate the maturity of the loans or commence the exercise of default remedies (which may include initiation of foreclosure of a mortgage lien encumbering the Aladdin), Gaming likely would seek protection from its creditors under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that the conditions precedent to the effectiveness of the Eighth Amendment will be satisfied or that the Sponsors will make the Second Quarter Keep-Well Payment. The Company intends to file a current report on Form 8-K when the conditions precedent to the effectiveness of the Eighth Amendment are satisfied.

    Gaming has received notice from a holder of Term A Loans outstanding under the Bank Credit Facility, that the lender believes that the holders of such loans are entitled to a class vote under the Bank Credit Facility with respect to deferral of principal amortization otherwise due with respect to such loans. Lenders holding a portion of the loans outstanding under the Bank Credit Facility sufficient to make the Eighth Amendment effective if no such class vote is required, have executed the Eighth Amendment. Those lenders, however, did not include lenders holding the requisite portion of the Term A Loans necessary to approve deferral of principal amortization payments otherwise due with respect to the Term A Loans, if a class vote is required under the Bank Credit Facility. The Bank of Nova Scotia, as administrative agent under the Bank Credit Facility, has advised the lender that gave such notice to the Company, that no class vote of the holders of the Term A Loans is required to make effective the deferral of the principal amortization payment requirements set forth in the Eighth Amendment to Credit Agreement. There can be no assurance, however, that, if one or more holders of Term A Loans initiates legal action on the basis of an alleged principal amortization payment default, that a court will determine that the deferral in the Eighth Amendment of Credit Agreement of principal amortization payments otherwise due, is effective without a class vote of the holders of Term A Loans.

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

    AHL, Bazaar Holdings and London Clubs entered into the Keep-Well Agreement ("Keep-Well Agreement") in favor of the lenders under the Bank Credit Facility. The Sommer Trust joined and became a party to the Keep-Well Agreement in July 2000 (collectively, AHL, Bazaar Holdings, London Clubs and the Sommer Trust, "Sponsors"). The Keep-Well Agreement is the joint and several agreement of the Sponsors to make certain quarterly cash equity contributions to Gaming if Gaming fails to comply with the minimum fixed charge coverage ratio set forth in the Bank Credit Facility, but in no event shall the aggregate cash equity contributions required to be made in any fiscal year of Gaming exceed $30.0 million. Based on Gaming's financial results for the quarter ended March 31, 2001 approximately $13.3 million was due from the Sponsors under the Keep-Well Agreement ("First Quarter 2001 Keep-Well Payment"). During May 2001, the Sponsors partially funded the First Quarter 2001 Keep-Well Payment as follows: $1.9 million from the Sommer Trust; and $1.5 million from

London Clubs and the Sponsors collectively had previously pre-funded $1.2 million on March 30, 2001. The $8.7 million remaining balance of the First Quarter 2001 Keep-Well Payment was due on or before May 29, 2001. On June 15, 2001 (effective as of May 29, 2001), the Keep-Well Agreement was amended (the "Second Amendment to Keep-Well Agreement") to reduce the remaining amount of the First Quarter 2001 Keep-Well Payment to that amount which is necessary to permit Gaming to make interest and principal payments under the Bank Credit Facility and the FF&E Financing required to be made on or before August 1, 2001, when due, and to pay certain other operating expenses of Gaming required to be paid on or before that date, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments. On August 2, 2001 London Clubs made a payment in the amount of approximately $7.1 million, which was utilized to make payment of interest that was due on July 31, 2001 under the Bank Credit Facility. Gaming is treating the $7.1 million received from London Clubs as a payment under the Keep-Well Agreement in satisfaction of the Sponsors' obligations thereunder for the fiscal quarter ended March 31, 2001.

    An amendment to the Keep-Well Agreement (the "Third Amendment to Keep-Well Agreement") was executed by the Sponsors and requisite lenders under the Bank Credit Facility, which is to be effective as of June 30, 2001, which would reduce the Sponsors' payment obligations under the Keep-Well Agreement in respect of the fiscal quarters ending June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002, to the amount necessary to permit Gaming to make interest and principal payments under the Bank Credit Agreement and the FF&E Financing required to be made, when due, and to pay certain other operating expenses of Gaming, to the extent that cash generated from operations of Gaming or otherwise available to it is not sufficient to make such payments. It is a condition precedent to the effectiveness of the Third Amendment to Keep-Well Agreement that the Eighth Amendment to Credit Agreement also becomes effective.

    Based on Gaming's financial results for the quarter ended June 30, 2001, if the Third Amendment to Keep-Well Agreement does not become effective, it is estimated that approximately $8.0 million will be due from the Sponsors under the Keep-Well Agreement ("Second Quarter 2001 Keep-Well Payment"). If the Third Amendment to Keep-Well Agreement does not become effective, the Second Quarter 2001 Keep-Well Payment will be due and payable on August 28, 2001.

    There can be no assurances that the Sponsors will, or will be able to, make further cash equity contributions to Gaming if required pursuant to the Keep-Well Agreement. The Sommer Trust has advised Gaming that it does not now have sufficient liquidity to permit it to satisfy any material portion of the obligations of the Sponsors under the Keep-Well Agreement. Further, London Clubs has advised Gaming that its ability to satisfy the obligations of the Sponsors anticipated to become due under the Keep-Well Agreement is dependent upon continued financing of its capital contributions to Gaming by its own banks. London Clubs has further advised Gaming that the willingness of its banks to finance additional capital contributions to Gaming is conditioned upon the effectiveness of the Eighth Amendment.

Market Risk

    Beginning July 20, 2000, Gaming has the following interest rate derivative financial instruments in effect: (i) an interest rate collar with an amortizing notional amount of $245.7 million ($227.5 million at June 30, 2001), a maximum and minimum interest rate of 8.00% and 6.25%, respectively, and a maturity date of June 30, 2005, (ii) an interest rate collar with an amortizing notional amount of $159.2 million ($157.6 million at June 30, 2001), a maximum rate of 8.00%, a minimum rate of 6.25% and a maturity date of June 30, 2005; (iii) an interest rate collar with a notional amount of $50 million, a maximum rate of 8.00%, a minimum rate of 6.25%, and a maturity of June 30, 2005. All rates noted above are the three-months LIBOR equivalents only and do not include the impact of the basis point additions to LIBOR that are used in calculating interest expense on Gaming's term loans. The fair market value of Gaming's interest rate derivative financial instruments as provided by the counterparty, is a net payable of approximately $16.0 million at June 30, 2001, which is included in the Company's condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There is incorporated by reference the information appearing under the caption "Market Risk" in Item 2 of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
10.01	Seventh Amendment to Credit Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02	Eighth Amendment to Credit Agreement, dated as of July 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.03
Second Amendment to Keep-Well Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.04
Agreement of Amendment No. 6, dated as of June 15, 2001, effective as of May 29, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.
10.05	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and William Timmins, Chief Operating Officer.
10.06	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Tom Lettero, Chief Financial Officer.
10.07	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Patricia Becker, Esq., Senior Vice President, Corporate-Legal Affairs.
  (b)
  Reports on Form 8-K: None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ALADDIN GAMING HOLDINGS, LLC
August 15, 2001	By:	/s/ RICHARD J. GOEGLEIN Richard J. Goeglein, President and Chief Executive Officer
August 15, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero, Senior Vice President and Chief Financial Officer
ALADDIN CAPITAL CORP.
August 15, 2001	By:	/s/ RICHARD J. GOEGLEIN Richard J. Goeglein, President and Chief Executive Officer
August 15, 2001	By:	/s/ THOMAS A. LETTERO Thomas A. Lettero, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.01	Seventh Amendment to Credit Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.02	Eighth Amendment to Credit Agreement, dated as of July 30, 2001, between Aladdin Gaming, LLC and The Bank of Nova Scotia, as the Administrative Agent for Various Financial Institutions.
10.03
Second Amendment to Keep-Well Agreement, dated as of June 15, 2001, effective as of May 29, 2001, between London Clubs International plc, The Trust under Article Sixth under the will of Sigmund Sommer, Aladdin Bazaar Holdings, LLC, and Aladdin Holdings LLC and The Bank of Nova Scotia, as the Administrative Agents for Various Financial Institutions.
10.04
Agreement of Amendment No. 6, dated as of June 15, 2001, effective as of May 29, 2001 among General Electric Capital Corporation, for itself and as agent for certain participants, GMAC Commercial Mortgage Corporation and Aladdin Gaming, LLC.
10.05	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and William Timmins, Chief Operating Officer.
10.06	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Tom Lettero, Chief Financial Officer.
10.07	Retention Agreement dated as of June 11, 2001 between Aladdin Gaming, LLC and Patricia Becker, Esq., Senior Vice President, Corporate-Legal Affairs.

QuickLinks

ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES INDEX
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 (CONTINUED) (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (CONTINUED) (In Thousands)
ALADDIN GAMING HOLDINGS, LLC AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001
Existing Credit Facility
Eighth Amendment
Existing Credit Facility
Eighth Amendment
SIGNATURES
EXHIBIT INDEX